Form 10-Q
period 1996-03-31
FLORISTS TRANSWORLD DELIVERY INC
filed 1996-05-15
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                             Commission File Number
                                    33-88628
                                    --------

                      FLORISTS' TRANSWORLD DELIVERY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           MICHIGAN                                         38-0546960
- -------------------------------                         --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation of Organization)                          Identification No.)


                           29200 NORTHWESTERN HIGHWAY
                           SOUTHFIELD, MICHIGAN 48034
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (810) 355-9300
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----        -----

     As of May 9, 1996, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.

                      FLORISTS' TRANSWORLD DELIVERY, INC.

                                     INDEX

                                                                                      PAGE
Part I.    Financial Information

        Item 1. Financial Statements:

                Consolidated Condensed Statements of Financial Position at
                   March 31, 1996 and June 30, 1995                                     3

                Consolidated Statements of Operations

                   For the Three Months Ended March 31, 1996
                   and 1995                                                             4

                   For the Nine Months Ended March 31, 1996, the
                   Period July 1, 1994 through December 18, 1994 (Predecessor
                   Company) and the Period December 19, 1994 through
                   March 31, 1995                                                       5

                Consolidated Condensed Statements of Cash Flows

                   For the Nine Months Ended March 31, 1996, the Period
                   July 1, 1994 through December 18, 1994 (Predecessor
                   Company) and the Period December 19, 1994 through
                   March 31, 1995                                                       6

                Notes to Consolidated Financial Statements                              7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                  8-11

Part II.   Other Information

        Item 6. Exhibits and Reports on Form 8-K                                       12

Signatures                                                                             13

Exhibit Index                                                                          14

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FLORISTS' TRANSWORLD DELIVERY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                                        March 31,
                                                                                          1996           June 30,
                                                                                       (Unaudited)         1995
                                                                                       -----------       --------
                                ASSETS                                                        (In Thousands)
Current assets:
  Cash and cash equivalents                                                              $  20,524       $  24,375
  Accounts receivable, less allowance for doubtful accounts
    of $1,232 at March 31, 1996 and $1,589 at June 30, 1995                                 31,069          20,784
  Inventories, principally finished goods, net                                              11,875          13,019
  Other current assets                                                                      10,912           8,389
                                                                                         ---------       ---------
            Total current assets                                                            74,380          66,567
Property and equipment, less accumulated depreciation
  of $12,893 at March 31, 1996 and $4,962 at June 30, 1995                                  38,220          43,701
Other noncurrent assets:
  Other noncurrent assets                                                                    7,189           6,374
  Goodwill and other intangible assets, less accumulated amortization
    of $4,039 at March 31, 1996 and $1,523 at June 30, 1995                                 82,976          87,038
                                                                                         ---------       ---------
            Total other noncurrent assets                                                   90,165          93,412
                                                                                         ---------       ---------
            Total assets                                                                 $ 202,765       $ 203,680
                                                                                         =========       =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                                                   $   7,253       $   4,704
  Accounts payable                                                                          31,270          28,341
  Accrued member incentive programs                                                         12,092           6,754
  Accrued severance and related costs                                                        1,661           5,961
  Other accrued liabilities                                                                  7,716           5,875
  Unearned income and members' deposits                                                     11,164          10,026
                                                                                         ---------       ---------
            Total current liabilities                                                       71,156          61,661
Long-term debt                                                                              90,452          96,052
Employee benefit obligations                                                                11,101          10,252
Deferred income taxes                                                                                        2,072
Minority interest in subsidiary                                                                185             203
Stockholder's equity:
  Common stock                                                                                  --              --
  Paid-in capital                                                                           33,000          33,000
  Retained earnings (deficit)                                                               (3,129)            440
                                                                                         ---------       ---------
            Total stockholder's equity                                                      29,871          33,440
                                                                                         ---------       ---------
            Total liabilities and stockholder's equity                                   $ 202,765       $ 203,680
                                                                                         =========       =========

See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                                      Three Months    Three Months
                                                                         Ended           Ended
                                                                        March 31,       March 31,
                                                                          1996            1995
                                                                      ------------    ------------
                                                                              (In Thousands)
Revenues:
  Marketplace                                                            $17,960           $21,935
  Clearinghouse                                                            8,855             9,718
  Mercury Network                                                          8,316             7,605
  Other                                                                    9,663             8,137
                                                                         -------           -------
      Total revenues                                                      44,794            47,395
                                                                         -------           -------
Costs:
  Products and distribution                                               12,395            15,618
  Floral order transmissions and processing services                       7,920             6,606
  Member programs                                                          7,546             7,230
                                                                         -------           -------
      Total costs of goods sold & services provided                       27,861            29,454

  Selling, general and administrative                                     14,555            12,106
                                                                         -------           -------
      Income from operations                                               2,378             5,835

  Interest (income)                                                         (366)             (428)
  Interest expense                                                         3,337             3,678
                                                                         -------           -------
      Income (loss) before income taxes and
        minority interest                                                   (593)            2,585

  Income taxes (benefit)                                                      (3)            1,107
  Minority interest in earnings of subsidiary                                 14                19
                                                                         -------           -------
      Net income (loss)                                                  $  (604)          $ 1,459
                                                                         =======           =======



         See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                                                          Predecessor
                                                                                                            Company
                                                                                                         ------------
                                                                   Nine Months       December 19,        July 1, 1994
                                                                      Ended             1994 -             through
                                                                     March 31,         March 31,         December 18,
                                                                       1996              1995                1994
                                                                   -----------       ------------        ------------
                                                                                      (In Thousands)
Revenues:
  Marketplace                                                           $ 49,758          $ 25,858            $ 28,556
  Clearinghouse                                                           26,953            13,216              16,093
  Mercury Network                                                         23,876             9,158              13,865
  Other                                                                   26,608             9,452              16,819
                                                                        --------          --------            --------
      Total revenues                                                     127,195            57,684              75,333
                                                                        --------          --------            --------
Costs:
  Products and distribution                                               33,931            17,715              21,639
  Floral order transmissions and processing services                      21,987             7,924              11,572
  Member programs                                                         23,587             9,317              15,898
                                                                        --------          --------            --------
      Total costs of goods sold & services provided                       79,505            34,956              49,109

  Selling, general and administrative                                     43,123            15,783              28,684
                                                                        --------          --------            --------
      Income from operations                                               4,567             6,945              (2,460)

  Interest (income)                                                         (986)             (497)             (1,095)
  Interest expense                                                        10,215             4,216               1,172
                                                                        --------          --------            --------
      Income (loss) before income taxes and
        minority interest                                                 (4,662)            3,226              (2,537)

  Income taxes (benefit)                                                  (1,066)            1,426                  35
  Minority interest in earnings (loss) of subsidiary                         (18)               23
                                                                        --------          --------            --------
      Net income (loss)                                                 $ (3,578)         $  1,777            $ (2,572)
                                                                        ========          ========            ========




           See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                                  Predecessor
                                                                                                    Company
                                                                                                 ------------
                                                                      Nine Months  December 19,  July 1, 1994
                                                                         Ended       1994 -       through
                                                                        March 31,   March 31,    December 18,
                                                                          1996        1995          1994
                                                                      -----------  ------------  ------------
                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in)  operating activities             $ 2,640   $  (5,902)      $ 4,231

CASH FLOWS FROM INVESTING ACTIVITIES:
    Release of restricted cash related to credit deposit
      fund investments                                                                 2,173            25
    Restriction of cash related to member incentive programs                          (7,737)
    Cash utilized to effect merger                                                  (109,323)
    Capital expenditures                                                  (3,246)       (259)       (1,414)
                                                                         -------   ---------       -------
        Net cash used in investing activities                             (3,246)   (115,146)       (1,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of long-term debt                                                        96,008
    Repayments of long-term debt                                          (3,260)    (34,153)       (1,885)
    Issuance of common stock                                                          30,000
    Equity contribution from parent                                                    3,000
    Additional credit deposits                                                                          40
    Return of members' equity                                                                         (920)
                                                                         -------   ---------       -------
        Net cash provided by (used in) financing activities               (3,260)     94,855        (2,765)

    Effect of exchange rate changes on cash                                   15
                                                                         -------   ---------       -------

NET INCREASE/(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (3,851)    (26,193)           77
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                     24,375      46,577        46,500
                                                                         -------   ---------       -------
  END OF PERIOD                                                          $20,524   $  20,384       $46,577
                                                                         =======   =========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Interest paid                                                        $ 7,045   $   1,314       $ 1,249
                                                                         =======   =========       =======
    Income taxes paid                                                    $   158   $     107       $   242
                                                                         =======   =========       =======




  See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes
for the year ended June 30, 1995.   In the opinion of Company management, all
adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in the Company's business, operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that might be expected for the year ended June 30, 1996.


NOTE 2.   Accrued Severance and Related Costs

     The following table reflects the changes to the severance reserve for the nine months ended March 31, 1996 (in thousands):


                                                                         Remaining
                      Balance at                   Reduction of        Liability as of
                       June 30,       Costs          Accrued              March 31,
                         1995         Paid          Liability              1996
                      ----------     ------        ------------        ---------------
Severance benefits     $4,730         $1,038         $2,370                 $1,322
Relocation costs          600             28            480                     92
Other                     631             96            288                    247
                       ------         ------         ------                 ------
      Total            $5,961         $1,162         $3,138                 $1,661
                       ======         ======         ======                 ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is a discussion of changes in the Company's financial condition and results of operations for the three and nine month periods ended March 31, 1996 compared with the corresponding periods of fiscal 1995. The corresponding nine month period of fiscal 1995 includes both (i) results of the Company's predecessor (Florists' Transworld Delivery Association) for the period prior to the acquisition on December 19, 1994 and (ii) results of the Company for the post-acquisition period December 19, 1994 through March 31, 1995.

     The Company generates its revenue from four principal areas of operation. Marketplace is the Company's wholesale supplier of non-perishable hardgoods to retail florists in North America. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers, as well as packaging, greeting cards, promotional products and a wide variety of other floral-related supplies. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network linking 16,400 of its 22,300 florists. Florists use the network to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses and over 15 million orders are transmitted annually through the Mercury Network. Other revenue is derived from the Direct Access direct marketing business, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenue decreased by $2.6 million, or 5.5%, to $44.8 million for the three months ended March 31, 1996, compared to $47.4 million for the three months ended March 31, 1995. Marketplace revenue experienced a net decrease of $4.0 million primarily due to lower sales of holiday and seasonal containers and non-branded everyday products. Increased sales of FTD branded everyday products partially offset this decrease. Clearinghouse revenue decreased by $0.9 million as a result of a decline in the volume of floral orders cleared through FTD. Mercury Network revenue increased $0.7 million due to increased console rental and order transmissions revenue. Other revenue experienced a net increase of $1.5 million as a result of increased Direct Access order volume and publications revenue.

     The cost of goods sold and services provided decreased by $1.5 million, or 5.4%, to $27.9 million for the three months ended March 31, 1996 from $29.4 million for the three months ended March 31, 1995. The change was primarily due to the costs of products and distribution which decreased by $3.2 million corresponding to the lower Marketplace sales volume for the period. This decrease was partially offset by costs of increased order volume in the Direct Access business and Mercury Network costs. As a percent of revenue, cost of goods sold and services provided was 62.2% and 62.1% for the three month periods ended March 31, 1996 and 1995, respectively.

     Selling, general and administrative expenses increased by $2.5 million, or 20.2%, to $14.6 million for the three months ended March 31, 1996 from $12.1 million for the three months ended March 31, 1995. Advertising and promotional expenditures were increased by $3.1 million in 1996 over the prior period for television advertising campaigns and the Company's advertising activities related to its member incentive program. This increase was partially offset by reduced general and administrative expenses of $0.6 million.

     Interest expense for the three months ended March 31, 1996 was $3.3 million as compared to $3.7 million in the prior year. The decrease was attributable to lower interest rates and scheduled principal payments which reduced the debt outstanding in accordance with the terms of the Company's debt agreements.

     Income taxes for the three months ended March 31, 1996 were a benefit of $3 thousand compared to an expense of $1.1 million for the comparable period in the prior year.

     Net loss was $0.6 million for the three months ended March 31, 1996 compared to net income of $1.5 million for the three months ended March 31, 1995. The change is primarily attributable to the increased advertising expenditures and lower gross profit due to the decrease in product sales.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO NINE MONTHS ENDED MARCH 31, 1995

     Revenue decreased by $5.8 million, or 4.4%, to $127.2 million for the nine months ended March 31, 1996, compared to $133.0 million for the nine months ended March 31, 1995. The decline in revenue was impacted by the elimination of $2.7 million in revenue from trade association activities in the prior comparable period which, since the acquisition, have no longer been conducted by the Company. Marketplace revenue decreased by a net amount of $4.7 million from the prior period due to lower sales of holiday, seasonal and non-branded everyday containers partially offset by increased sales of FTD branded everyday products in the nine month period. Clearinghouse revenue decreased by $2.3 million which resulted from a decline in the volume of floral orders cleared through FTD. Mercury Network revenue increased $0.9 million due to increased console rental and order transmissions revenue. Excluding the trade association related revenues from the prior nine month period discussed above, other revenue experienced a net increase of $3.0 million primarily due to increased Direct Access orders, publications directory advertising revenue and credit card order processing volume.

     The cost of goods sold and services provided decreased by $4.6 million, or 5.4%, to $79.5 million for the nine months ended March 31, 1996 from $84.1 million for the nine months ended March 31, 1995. The decrease in cost of goods sold is the result of lower cost of sales of Marketplace products and related freight of $5.4 million and a $1.8 million decrease due to lower costs of member programs which have not been conducted by the Company since the acquisition.

This decrease was offset by an increase in costs of Direct Access orders, Mercury Network costs and field service costs. As a percent of revenue, cost of goods sold and services provided decreased to 62.5% for the nine months ended March 31, 1996 from 63.2% for the nine months ended March 31, 1995.

     Selling, general and administrative expenses decreased by $1.3 million, or 3.0% for the nine months ended March 31, 1996 compared to the same period in 1995. The decrease is primarily due to non-recurring acquisition related costs of $4.1 million which were incurred by the Company during the nine months ended March 31, 1995. Also contributing to the decrease was overhead reductions affecting both promotional and administrative costs and the elimination of the costs of certain trade association activities which since the acquisition have not been conducted by the Company. These decreases were partially offset by
(i) $3.2 million in costs from the Company's advertising activities related to its member incentive program which was implemented in 1996 and (ii) an increase in the amortization of goodwill and other intangibles of $1.8 million for the nine month period ended March 31, 1996 from the prior comparable period. Total selling, general and administrative expenses at March 31, 1996 reflects a reclassification of certain advertising activities of $2.2 million from cost of goods sold to selling, general and administrative expenses.

     Interest expense for the nine months ended March 31, 1996 was $10.2 million as compared to $5.4 million in the prior year. The increase of $4.8 million was due to the debt incurred in connection with the acquisition on December 19, 1994, partially offset by a decrease in interest rates for the nine months ended March 31, 1996 as compared to the prior comparable period.

     Income taxes for the nine months ended March 31, 1996 were a benefit of $1.1 million compared to an expense of $1.5 million for the comparable period in the prior year. The income tax expense prior to the acquisition was entirely related to the Company's Canadian operations.

     Net loss was $3.6 million for the nine months ended March 31, 1996, an increase of $2.8 million from a loss of $0.8 million for the nine months ended March 31, 1995. The change is primarily attributable to increases in interest expense, goodwill and other intangibles amortization and an offsetting tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $3.2 million of these loans in the nine months ended March 31, 1996 and $4.7 million since the acquisition date. No borrowings were made under the revolving credit facility during the nine months ended March 31, 1996. The senior subordinated notes were issued as part of the sale of units in connection with the acquisition consisting of $60 million aggregate principal of 14% senior subordinated notes (the "Notes") of the Company and warrants to purchase 750,000 shares of class B common stock of
FTD Corporation.   The Company has funded the interest and debt repayments for the bank debt and the

Notes through cash flow from operations.

     For the nine months ended March 31, 1996, cash flow reflected a net decrease in cash of $3.9 million, as compared to a $26.1 million decrease in cash for the nine months ended March 31, 1995. The decrease in the period ended March 31, 1995 was primarily attributable to cash used to effect the acquisition.

     Cash provided by operating activities was $2.6 million for the nine months ended March 31, 1996 compared to cash used of $1.7 million for the nine months ended March 31, 1995. The increase resulted primarily from non-recurring expenses of $4.1 million incurred in the nine months ended March 31, 1995 related to the acquisition. Depreciation and amortization was $11.6 million for the nine months ended March 31, 1996 and $9.2 million for the nine months ended March 31, 1995.

     Cash used in investing activities was $3.2 million for the nine months ended March 31, 1996 compared to $116.5 million for the nine months ended March 31, 1995. In 1996, the cash used in investing activities consisted entirely of capital expenditures. The cash used in the nine months ended March 31, 1995 reflects the cash utilized to effect the acquisition. Cash used in financing activities was $3.3 million for the nine months ended March 31, 1996 compared to cash provided of $92.1 million for the nine months ended March 31, 1995.
The cash used in the nine months ended March 31, 1996 reflects the payment of principal on the term loans and the cash provided in the nine months ended March 31, 1995 reflects the proceeds of debt incurred and equity retained to effect the acquisition.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits

        Exhibit No.      Description
        -----------      -----------
            27           Financial Data Schedules




  (b)   Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 1996.


                      FLORISTS' TRANSWORLD DELIVERY, INC.


              By:         /s/  Paul A. Luck
                      ------------------------------------------
                      Paul A. Luck
                      Vice President and Chief Financial Officer
                      (Principal financial officer and officer duly authorized
                       to sign on behalf of registrant)

                                EXHIBIT INDEX


                                                         Paper (P)
                                                         or
       Exhibit    Description                            Electronic (E)
       -------    -----------                            --------------
         27       Financial Data Schedules                      E