Form 10-K405
period 1996-06-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1996-09-30
CIK 935870

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                       Commission file number
      June 30, 1996                                    33-88628
      -------------                                    --------


                     Florists' Transworld Delivery, Inc.
                     -----------------------------------
           (Exact name of registrant as specified in its charter)


           Michigan                                       38-0546960
- -------------------------------                      ---------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

           29200 Northwestern Highway, Southfield, Michigan 48034
           ------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code (810) 355-9300
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X     NO
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

     None of the registrant's voting stock was held by nonaffiliates of the registrant as of September 25, 1996. As of September 25, 1996, 100 shares of the registrant's Common Stock were outstanding.

                                   PART I

ITEM 1. BUSINESS

OVERVIEW

     Florists' Transworld Delivery, Inc. (the "Company" or "FTD") is the world's largest floral services organization based on number of members and affiliated organizations, as well as the total number of floral orders cleared. FTD has a membership of approximately 22,000 retail florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 31,000 additional retail florist shops in approximately 140 other countries. Through these members FTD offers consumers same-day delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

     FTD is primarily a marketing and technology organization. FTD promotes a worldwide brand based on the FTD Mercury Man logo, one of the most recognized corporate logos in the world according to consumer recognition studies, on behalf of member florists through extensive marketing and advertising programs on both the national and local level. See "- Marketing and Advertising."
FTD's marketing and advertising programs are primarily funded by revenues from FTD's Clearinghouse operations. A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology based transaction processing businesses, which include the Mercury Network, Clearinghouse, Advantage Software and Direct Access. In addition to the foregoing, FTD's operations include Marketplace and other businesses which support and enhance the retail florist industry. See "- Operations."

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     FTD is the successor to the first flowers-by-wire organization founded by a group of retail florists in the United States in 1910. The Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation, a Delaware corporation ("FTD Corporation"), of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association" or the "Acquired Company"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Acquired Company was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     The Company operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD Corporation nor the Company has any ownership interest in FTD Association; however, as provided in the Merger

Agreement, the Company and FTD Association have entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), which governs the relationship between the Company and FTD Association. Pursuant to the Mutual Support Agreement, among other things: (i) existing and future FTD Association members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Company, to use the FTD logo and other FTD trademarks in connection with retail florist industry operations in a public area; (ii) all FTD Association members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Company's prices to FTD Association members for specified services will not be increased above those charged on July 1, 1994 for the three years after the Acquisition (except for adjustments for inflation); (iv) payments by the Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse will be made to FTD Association; and (v) the Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. Unless the context indicates otherwise, all references herein to "members" or "membership" refer to members of the Old Association prior to consummation of the Acquisition and, following the Acquisition, the members of the FTD Association.

     In order to partially finance the Acquisition, on December 19, 1994, the Company sold $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due 2001 (the "Old Notes"). The Old Notes were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4 (2) of the Securities Act. The Old Notes were subsequently exchanged by their holders for identical notes which were registered under the Securities Act (the "Notes"). Also in connection with the Acquisition, the Company and FTD Corporation entered into a credit agreement, dated December 19, 1994 as amended, (the "Bank Credit Agreement"), with Bankers Trust Company and certain other lenders which provided for $45.0 million in aggregate principal amount of term loans and a revolving credit facility which permits the Company to borrow up to $25.0 million to finance working capital and letter of credit needs.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and Sunday newspaper supplements) generally promotes FTD florists, FTD-branded products and Direct Access. FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides member florists with advertising tools such as billboard paper, slicks for print advertising and television and radio tapes to be tagged with individual shop information. In addition, FTD provides members with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements which FTD members clear through Clearinghouse and components of which are Marketplace's FTD-branded hardgoods; (ii) feature the FTD Mercury Man logo; and (iii) support the FTD retail florists generally by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.

OPERATIONS

     A typical flowers-by-wire transaction cleared by FTD occurs as follows:
(i) a customer orders flowers through the Sending Florist to be delivered outside the local delivery area of the Sending Florist; (ii) the Sending Florist collects payment for the order from the customer; (iii) the Sending Florist selects the Receiving Florist within the desired locale to fill the order; (iv) the Sending Florist communicates the order to the Receiving Florist via telephone, facsimile or the Mercury Network, FTD's proprietary computerized order transmission system; and (v) the Receiving Florist fills the order by delivering the requested flowers. Clearinghouse collects the billing information from either the Mercury Network or the Receiving Florist if the Mercury Network has not been used and allocates funds among FTD, the Sending Florist and the Receiving Florist. Generally, orders received by the Receiving Florist by 2:00 p.m. will be delivered to the recipient the same day. Floral orders between FTD members are transmitted primarily by FTD's Mercury Network.

     FTD was initially formed to encourage flowers-by-wire transactions between its member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of its members. Currently, FTD's primary operations are Marketplace, Clearinghouse, Mercury Network and Other (including Direct Access).

     The following table illustrates the percentage of total revenue generated by FTD's major businesses as a percentage of total revenue for the three fiscal years ended June 30, 1996:



      Revenue:                     1994         1995         1996
                                   ----         ----         ----

        Marketplace                35.4%        37.3%        34.8%
        Clearinghouse              25.4         23.8         22.3
        Mercury Network            18.1         18.3         20.5
        Other (including
         Direct Access)            21.1         20.6         22.4
                                  -----        -----        -----

      Total Revenue               100.0%       100.0%       100.0%
                                  =====        =====        =====


     Marketplace.    The Company believes that Marketplace is one of the
largest wholesale suppliers of hardgoods to retail florists in the U.S. based on total sales. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. By capitalizing on FTD's sourcing expertise and volume purchases, Marketplace is able to provide members with a broad selection of products at attractive prices.

     Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Gerber Products Company and M&M Mars. For example, Gerber baby products are included in a baby congratulatory floral arrangement,
and M&M candy is included in a Sweet Surprise floral arrangement.   The Company
believes that FTD's large supplier network and brand name recognition make it a valuable corporate partner for such ventures.

     Through Renaissance Greeting Cards, Inc. ("Renaissance"), a subsidiary of FTD acquired in 1992, FTD produces greeting cards for special occasions and holidays which are sold in over 7,900 retail outlets nationwide. Renaissance cards are made using only recycled paper.

     Clearinghouse.   FTD's Clearinghouse provides billing and collection
services to both the Sending Florist and the Receiving Florist in
flowers-by-wire transactions.    In fiscal 1996, FTD cleared floral orders
aggregating in excess of $530 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining a percentage of the sales price of orders sent through Clearinghouse.

     FTD is a joint venture participant in Interflora, Inc., a flowers-by-wire service organization with non-FTD member florists, which allows FTD members to transmit and receive flowers-by-wire orders outside the Americas.

     Mercury Network. The Company believes that FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately 16,200 of its 22,000 members. FTD's on-line members may use the Mercury Network to transmit orders cleared through FTD or through competing clearinghouses and to send messages. In fiscal 1996, the Mercury Network transmitted approximately 15.5 million orders among U.S. and Canadian members.

     The Mercury Network provides FTD with three primary sources of revenue. First, FTD leases to its subscribers the computer hardware necessary for network access. Second, FTD charges its subscribers a flat monthly fee for access to the network. Third, FTD receives a fee (unrelated to Clearinghouse fees) for each order transmitted over the network.

     The Mercury Network is a mainframe based transaction processing system. FTD also provides Mercury Network subscribers technical support, and, through a third party, repair and maintenance services.

     Direct Access.   The Direct Access business offers retail customers the
opportunity to place flowers-by-wire orders directly with FTD by dialing a toll free number (1-800-SEND-FTD) or through online services such as Compuserve or the Internet. Revenue from the Direct Access business is generated by FTD's receipt of a percentage of the sales price for originating the order and a service charge from the consumer.

OTHER BUSINESSES

     FTD has developed several other businesses to support and enhance its members' retail floral operations, including computer software, publications, and credit card authorization and processing services.

     Advantage Software. FTD offers members computer software, which operates on the Mercury computer system, that is customized to the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. In addition, the package was expanded in 1996 with modules which streamline the delivery process. These modules automatically calculate delivery rates, confirm accuracy of addresses, build efficient delivery routes, print delivery maps and capture recipient data for future marketing.

     FTD Directory & Toll Free Listings. FTD produces the FTD Directory & Toll Free Listings ("FTD Directory"), a directory of all current members, their locations, product ordering information and minimum order amounts. In a typical flowers-by-wire transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults FTD Directory to identify a Receiving Florist. FTD Directory is published five times per year and is supplied to members in printed form. FTD Directory is also available on CD-ROM.

     Credit Card Authorization and Processing.  FTD offers processing of credit
card transactions to participating members.   By pooling the credit card
transactions of the participating members, FTD is able to secure more favorable terms on credit card transactions than members could secure individually. Credit card authorizations can be obtained by telephone, with a dedicated authorization terminal, or by using the accounting software offered to retail florists by FTD. FTD also provides an address verification system to minimize fraud, as well as statement and adjustment services. Revenue from FTD's credit card program is generated by a monthly subscriber fee and discounts charged for transactions.

SEASONALITY

     FTD generated 22%, 28%, 27% and 23% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1996, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1996, however, FTD's operating income fluctuates more dramatically over the course of the fiscal year, with FTD generating substantially all of its operating income in the fiscal quarters ended September 30 and March 31. This fluctuation is primarily attributable to (i) increased advertising and promotional expenditures during the holiday seasons in the fiscal quarters ending December 31 and June 30 and (ii) a Clearinghouse volume incentive program, which experiences higher expenses as a result of increased volume during these quarters. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo is a registered trademark which distinguishes FTD's flowers-by-wire services from services offered by others and appears on the shop window or door of each member. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including "Chicken Soup," "Especially For You," "Big Hug," "Basket of Love" and "Pick-Me-Up." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the members who have executed a Trademark Membership License Agreement with FTD.

COMPETITION

     There are approximately 47,000 retail florists in the U.S. and Canada. Because most of these florists are members of at least two of the flowers-by-wire services operated by FTD and its competitors, competition is intense. FTD believes that retail florists join clearinghouses and use their services based on the ability of a service to provide the following benefits:
(i) assistance in building their businesses via national and local marketing programs; (ii) consumer brand name recognition; (iii) ability to generate a substantial volume of incoming flowers-by-wire orders and a high-quality membership to fill orders; (iv) availability of direct financial benefits including rebates and competitive credit card processing fees; (v) quality and reliability of clearinghouse and other services; (vi) quality and selection of attractive branded floral products; and (vii) selection of non-floral products which allow the florists to provide greater value to consumers. The Company believes that it competes favorably with other flowers-by-wire services based on the above criteria.

     FTD's Clearinghouse operation has three primary competitors: American Floral Services, Inc., Teleflora (a division of Roll International, Inc.) and National Florist Directory, Inc. d/b/a Redbook Florist Services. Each of these competing services offers some products and services which are comparable to those offered by FTD. As of the end of fiscal 1996, FTD was the flowers-by-wire leader based upon total industry clearings.

     FTD's Marketplace operation competes in an extremely fragmented industry against a large number of wholesalers and against Teleflora primarily with respect to holiday branded products. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases.

     The primary competitor for the Direct Access business is 800-Flowers. Several other less significant companies operate in the toll free and online services markets.

     The Company currently is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District court for the Eastern District of Michigan in United States of America v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States if America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits the Company from restricting its membership to florists who are not members of any other clearinghouse. On December 14, 1995, the Consent Order was modified to provide for, among other things, the extension of the term of the Consent Order from November 13, 2000 to August 1, 2005.

EMPLOYEES

     As of June 30, 1996, FTD employed approximately 515 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.


ITEM 2. PROPERTIES

        FTD's principal executive offices, consisting of approximately 126,000 square feet of office space, are owned by FTD and are located in Southfield, Michigan. FTD also owns approximately 120,000 square feet of office space in Downers Grove, Illinois where the Mercury Network operations are located. FTD leases office space through a subsidiary in Sanford, Maine and leases office space in Boston, Massachusetts. FTD uses independent warehouse and distribution facilities in California, Ohio and Ontario, Canada for product distribution.

ITEM 3.  LEGAL PROCEEDINGS

         FTD is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial condition, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1996.



                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        No established public trading market exists for the Company's common
equity.   As of September 25, 1996, all 100 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were held by FTD Corporation.

     Prior to the Acquisition, the Acquired Company operated as a non-profit
cooperative association.   Under its bylaws the Acquired Company was required
to declare a patronage dividend each year for all of its annual net income derived from business done with or for members based on the quantity or value of business done with each member. Patronage dividends were distributed in a combination of cash and/or qualified written notice of allocation. Patronage dividends declared in the period from July 1, 1994 to the date of the Acquisition amounted to $8,799,296. From the date of the Acquisition through June 30, 1995, and for the year ended June 30, 1996, the Company declared and paid no dividends.

        Under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, is permitted: (1) payments by the Company to or on behalf of FTD Corporation to fund certain operating expenses of FTD Corporation; (2) payments by the Company to FTD Corporation pursuant to a tax sharing agreement between such parties as in effect on December 19, 1994 or any amendment thereto or replacement agreement thereof; (3) payments by the Company to FTD Corporation to fund payments by FTD Corporation for management services provided to the Company; (4) payments of dividends from the proceeds of a public equity offering by the Company or FTD Corporation (if the proceeds are distributed to the Company), subject to restrictions; and (5) payments by the Company to FTD Corporation to effect certain stock repurchases by FTD Corporation.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical data of the Acquired Company for each fiscal year in the three year period ended June 30, 1994 and the period from July 1, 1994 to December 18, 1994 and of FTD for the period December 19, 1994 to June 30, 1995 and the year ended June 30, 1996. The selected historical balance sheet and statement of operations data as of and for each fiscal year in the three year period ended June 30, 1994 were derived from the audited consolidated financial statements of the Acquired Company.
The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 and the period from December 19, 1994 to June 30, 1995, the year ended June 30, 1996, and the balance sheet data as of June 30, 1996 and 1995 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the year ended June 30, 1994 and the period July 1, 1994 through December 18, 1994 of FTD (Acquired Company) and for the period December 19, 1994 through June 30, 1995, and for the year ended June 30, 1996, of FTD, including the notes thereto, appearing elsewhere in this Form 10-K.

                                                       Acquired Company
                                              -------------------------------------------------
                                                                                                  December 19,
                                                                                        July 1       1994
                                                                                       through      through    Year ended
                                                      Year ended June 30,              December      June         June
                                              -----------------------------------        18,          30,          30,
                                                1992         1993          1994         1994         1995         1996
                                                ----         ----          ----         ----         ----         ----
                                                                          (dollars in thousands)
Statement of Operations Data:

     Marketplace. ........................... $ 56,194     $ 63,606      $ 58,987     $ 28,556     $ 35,460     $ 57,924
     Clearinghouse ..........................   46,090       44,717        42,386       16,093       24,738       37,070
     Mercury Network                            22,465       27,596        30,113       13,865       17,618       34,138
     Other ..................................   30,751       33,276        35,074       16,818       18,702       37,123
                                              --------     --------      --------      -------     --------     --------
      Total revenue .........................  155,500      169,195       166,560       75,333       96,518      166,255
     Cost of goods sold and services
      provided ..............................   96,446      103,622       102,260       49,109       58,567      104,386
     Selling, general and administrative ....   53,290       61,073        57,625       28,684       30,669       58,337
                                              --------     --------      --------      -------     --------     --------
      Income (loss) from operations .........    5,764        4,500         6,675       (2,460)       7,282        3,532
     Interest (income) ......................   (1,808)      (1,236)       (2,046)      (1,095)      (1,710)      (1,418)
     Interest expense(1) ....................    1,636        2,414         2,841        1,172        7,546       13,498
     Income taxes (benefit)(2) ..............      169           42            92           35        1,020       (1,806)
     Minority interest ......................                                                             8          (33)
     Cumulative effect of accounting
      change(3)                                                             6,277
                                              --------     --------      --------      -------     --------     --------
      Net income (loss) ..................... $  5,767     $  3,280      $   (488)     $(2,572)    $     17     $ (6,709)
                                              ========     ========      ========      =======     ========     ========

Other Data:

     Depreciation and amortization .......... $  6,566     $  9,043      $ 10,144     $  4,911     $  6,525     $ 14,231
     Capital expenditures ...................   20,153       18,200         8,134        1,413        3,082        4,950
     Ratio of earnings to fixed charges(4) ..     3.4x         2.0x          2.9x           --         1.2x           --

Operating Data (end of period):

     Number of member locations .............   24,672       24,072        23,218                    22,828       22,007
     Number of Mercury Network
      terminals installed ...................   16,669       16,698        16,648                    16,859       16,238

Balance Sheet Data (end of period):

     Working capital ........................ $ 14,343     $ 12,581      $ 16,918                  $  4,906     $    314
     Total assets ...........................  115,230      125,816       135,506                   203,681      195,955
     Long-term debt, including current
      portion ...............................   24,887       33,746        33,463                   100,757       96,277
     Total equity ...........................   40,642       40,521        36,216                    33,440       26,736

- ------------------------

(1) Interest expense in fiscal 1992 and 1993 is net of $179 and $185 of interest capitalized as construction in progress, respectively.

(2) Taxes on income for the fiscal years ended June 30, 1992 through June 30, 1994 and the period July 1 through December 18, 1994 are generally applicable to the Acquired Company's Canadian operations. During these periods, the Acquired Company conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the year ended June 30, 1996 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in greater U.S. taxable income (loss).

(3) Effective July 1, 1993, the Acquired Company and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program. See note 8 to the consolidated financial statements of the Company.

(4) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus fixed charges. Fixed charges consist of interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the year ended June 30, 1996 were insufficient to cover fixed charges by $8,547.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS



         Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause actual results to differ materially from these forward-looking statements, including, without limitation, the effect of economic and market conditions and the impact of competitive activities.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

         The Acquisition was consummated on December 19, 1994. Accordingly, the results of operations from December 19, 1994 through June 30, 1995 and for the year ended June 30, 1996 represent those of FTD and its consolidated subsidiaries. Results of operations prior to December 19, 1994 are those of the Acquired Company. The Acquisition generally affected FTD's results of operations as follows: (i) certain trade association activities previously conducted by FTD are being conducted by FTD Association; (ii) immediately following the consummation of the Acquisition, the Company was converted from a non-profit cooperative association owned by its members to a for-profit corporation; (iii) in connection with the Acquisition, FTD recorded a $3.9 million liability for the costs of termination benefits and other expenses associated with FTD's employee headcount reduction and the planned consolidation of FTD's data processing facilities; (iv) as a result of the Acquisition, FTD's balance sheet carries significant goodwill; (v) certain provisions of the Mutual Support Agreement may impact, among other things, product pricing in transactions with FTD Association members and national advertising expenditures; and (vi) the Company has implemented or plans to implement several cost reduction strategies, including a reduction in costs related to the Company's Board of Directors, the elimination of costs associated with trade activities of the Old Association and a reduction in various general and administrative expenses of the Old Association (offset by additional costs related to the new management team and out-sourcing certain functions). Because of the elements of uncertainty inherent in any future event and the possibility of reevaluation and alteration as elements of the Company's cost reduction strategy are implemented, there can be no assurance that such a cost reduction strategy will be successfully implemented, in whole or in part, or that such cost reductions will be achieved in the time frame expected, if at all. Finally, the Company expects to utilize any reduced costs discussed above, along with plans to increase consumer demand through a strengthened FTD brand, to offset certain increased annual costs related to the Acquisition, including increased interest expense, amortization of deferred financing costs and original issue discount, amortization of goodwill and other intangible assets, and management fees and other expenses that were not incurred historically.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

         Revenue decreased by $5.6 million, or 3.3%, to $166.3 million for the year ended June 30, 1996, compared to $171.9 million for the year ended June 30, 1995. The decline in revenue was partly due to the elimination of $2.7 million in revenue from trade association activities in the prior comparable period which, since the Acquisition, have no longer been conducted by the Company. The balance of the decline in revenue was the net result of decreases in Marketplace and Clearinghouse, partially offset by Mercury Network and Other revenue.

         Marketplace revenue decreased by $6.1 million, or 9.5%, to $57.9 million for the year ended June 30, 1996 compared to $64.0 million for the year ended June 30, 1995. The decrease from the prior year was the result of lower sales of holiday, seasonal and non-branded everyday containers. This was partially offset by increased sales of the expanded perishables product line and FTD branded everyday products. Marketplace revenue was 34.8% and 37.3% of total revenue for the years ended June 30, 1996 and 1995, respectively.

         Clearinghouse revenue decreased by $3.7 million, or 9.2%, to $37.1 million for the year ended June 30, 1996 from $40.8 million for the year ended June 30, 1995. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.1% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 22.3% and 23.8% of total revenue for the years ended June 30, 1996 and 1995, respectively.

         Mercury Network revenue increased by $2.6 million, or 8.4%, to $34.1 million for the year ended June 30, 1996 from $31.5 million for the year ended June 30, 1995. An increase in terminal leasing revenue, order transmission income and equipment sales were the major factors in the revenue increase. Mercury Network revenue was 20.5% and 18.3% of total revenue for the years ended June 30, 1996 and 1995, respectively.

         Excluding the trade association related revenues from the prior year discussed above, Other revenue experienced a net increase of $4.3 million, or 13.1%, to $37.1 million for the year ended June 30, 1996 from $32.8 million for the year ended June 30, 1995. This increase was primarily due to growth in the order volume of the Direct Access business and in the volume of listings in the FTD Directory. Other revenue was 22.4% and 20.6% of total revenue for the year ended June 30, 1996 and 1995, respectively.

         The cost of goods sold and services provided decreased by $3.3 million, or 3.1%, to $104.4 million for the year ended June 30, 1996 from $107.7 million for the year ended June 30, 1995. The decrease in cost of goods sold and services provided is primarily due to a $6.2 million reduction in costs for products and distribution related to the lower Marketplace sales volume and a $1.8 million decrease due to lower costs of member programs which have not been conducted by the Company since the Acquisition. Offsetting these decreases was a depreciation expense increase of $1.1 million from the prior year primarily due to computer hardware and software acquisitions. Other offsetting cost increases resulted from the increase in Direct Access order volume, additional FTD Directory costs, field service costs and Mercury Network product and other
costs.   As a percentage of revenue, cost of goods sold and services provided remained relatively constant, with an increase to 62.8% for the year ended June 30, 1996 from 62.7% for the year ended June 30, 1995.

         Selling, general and administrative expenses decreased by $1.0 million, or 1.7%, to $58.3 million for the year ended June 30, 1996 from $59.3 million for the year ended June 30, 1995. Several factors contributed to the net decrease: (i) non-recurring Acquisition related costs of $4.1 million were incurred by the Company during the year ended June 30, 1995; (ii) the elimination of approximately $1.3 million in costs of certain trade association activities in fiscal 1995 which, since the Acquisition, have not been conducted by the Company; (iii) various overhead reductions of $0.8 million affecting promotional costs; (iv) advertising activities related to the Company's member incentive program which was implemented during the year ended June 30, 1996 which amounted to $4.7 million; and (v) amortization of goodwill and other intangibles increased by $1.8 million for the year ended June 30, 1996 from the prior comparable period which included a partial year of amortization. Selling, general and administrative expenses increased, as a percent of revenue, to 35.1% from 34.5% for the year ended June 30, 1996 compared to the comparable period in 1995.

         Interest income for the year ended June 30, 1996 and 1995 was $1.4 million and $2.8 million, respectively. The decrease is attributable to lower average invested cash due to cash utilized to effect the Acquisition. Interest expense for the year ended June 30, 1996 was $13.5 million as compared to $8.7 million in the prior year. The increase of $4.8 million resulted from a full year of interest on the debt in fiscal 1996 versus a partial year of interest on the debt in fiscal 1995. See "- Liquidity and Capital Resources."

         Income taxes for the year ended June 30, 1996 reflect a benefit of $1.8 million compared to an expense of $1.1 million for the comparable period in the prior year. The expense in the prior year was due to the Company's conversion from a cooperative association to a for-profit corporation on December 19, 1994, the date of the Acquisition, resulting in recognition of primarily deferred tax expense for the period from December 19, 1994 through June 30, 1995. Income tax expense prior to December 19, 1994 was entirely related to the Old Association's Canadian operations. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

         As a result of the factors described above, a net loss of $6.7 million resulted for the year ended June 30, 1996, an increase of $4.5 million from a net loss of $2.2 million for the year ended June 30, 1995. The change is primarily attributable to increases in interest expense, goodwill and other intangibles amortization and an offsetting tax benefit.

YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

         Revenue increased by $5.3 million, or 3.2%, to $171.9 million for the year ended June 30, 1995, compared to $166.6 million for the year ended June 30, 1994. The increase in revenue was a result of increases in Marketplace, Mercury Network and Other revenue, partially offset by a decline in Clearinghouse revenue.

         Marketplace revenue increased by $5.0 million, or 8.5%, to $64.0 million for the year ended June 30, 1995 compared to $59.0 million for the year ended June 30, 1994. The increase in revenue was primarily the result of increased sales of non-branded holiday seasonal containers and other utility containers and goods. Marketplace revenue was 37.3% and 35.4% of total revenue for the years ended June 30, 1995 and 1994, respectively.

         Clearinghouse revenue decreased by $1.6 million, or 3.7%, to $40.8 million for the year ended June 30, 1995 from $42.4 million for the year ended June 30, 1994. This was the result of a decline in the volume of floral orders cleared through FTD partially offset by a 3.6% increase in the average revenue per order, in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to the general decline in industry clearings (which is attributable to the general decline in the market share of retail florists), as well as competition from other clearinghouse services. Clearinghouse revenue was 23.8% and 25.4% of total revenue for the years ended June 30, 1995 and 1994, respectively.

         Mercury Network revenue increased by $1.4 million, or 4.5%, to $31.5 million for the year ended June 30, 1995 from $30.1 million for the year ended June 30, 1994. An increase in terminal leasing revenue was the major factor in
the revenue increase.   Mercury Network revenue was 18.3% and 18.1% of total
revenue for the years ended June 30, 1995 and 1994, respectively.

         Other revenue increased by $0.4 million, or 1.3%, to $35.5 million for the year ended June 30, 1995 from $35.1 million for the year ended June 30, 1994. The increase was primarily due to growth in the order volume of the
Direct Access business.   The increase in Other revenue was partially offset by
reduced revenues from trade association activities, which have been conducted by FTD Association since the Acquisition. Other revenue was 20.6% and 21.1% of total revenue for the year ended June 30, 1995 and 1994, respectively.

         The cost of goods sold and services provided increased by $5.4 million, or 5.3%, to $107.7 million for the year ended June 30, 1995 from $102.3 million for the year ended June 30, 1994. The increase in cost of goods sold primarily corresponds to the increase in revenue compared to the prior year. Components of the fluctuation of cost of goods sold over the prior period include: (i) Marketplace costs increased $4.6 million due to higher product sales; (ii) higher sales volume for the Direct Access business increased costs by $1.8 million over the prior year; (iii) Publication costs decreased $0.6 million due to a decrease in the production of the FTD News by one volume for the year ended June 30, 1995; and (iv) there was a slight decrease in the costs of certain trade association activities which are being conducted by FTD Association subsequent to the Acquisition. As a percent of revenue, cost of goods sold and services provided increased to 62.7% for the year ended June 30, 1995 from 61.4% for the year ended June 30, 1994. Factors contributing to this change were: (i) a change in the Marketplace product sales mix to a higher percentage of lower margin, non-branded products; (ii) an increase in member incentive program costs of $0.7 million due to implementation of enhancements in September 1993 which were effective for only ten of the twelve months during fiscal 1994 but for all twelve months in fiscal 1995; and (iii) the reversal of member incentive program accruals for terminated members totaling $0.4 million during the year ended June 30, 1994.

         Selling, general and administrative expenses increased by $1.7 million, or 3.0%, to $59.3 million for the year ended June 30, 1995 from $57.6 million for the year ended June 30, 1994. Several factors account for this change. First, the Company incurred $4.1 million in non-recurring expenses for consulting, legal, accounting and other services related to the Acquisition in the first six months of fiscal 1995. Second, the year ended June 30, 1994 included a reduction in expenses of $0.6 million due to the reversal of accruals for retiree medical and dental benefits under the Company's self-funded insurance plan, which were no longer necessary following the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-

Retirement Benefits Other Than Pensions" ("SFAS 106"). Third, $1.0 million of management fees and performance incentives were accrued in the last six months of fiscal 1995 which also increased costs from the comparable period in 1994. A reduction in advertising expense in fiscal 1995 partially offset these expenses as management of the Old Association lowered advertising spending prior to the Acquisition. Selling, general and administrative expenses decreased, as a percent of revenue, to 34.5% from 34.6% for the year ended June 30, 1995 compared to the comparable period in 1994.

         Interest expense for the year ended June 30, 1995 was $8.7 million as compared to $2.8 million in the prior year. The increase of $5.9 million was mainly due to the debt incurred at the date of Acquisition. See "Liquidity and Capital Resources."

         Income taxes for the year ended June 30, 1995 were $1.1 million as compared to $92,000 for the comparable period in the prior year. The increase was due to the Company's conversion from a cooperative association to a for-profit corporation on December 19, 1994, the date of the Acquisition, resulting in recognition of primarily deferred tax expense for the period from December 19, 1994 through June 30, 1995. Income tax expense prior to December 19, 1994 was entirely related to the Old Association's Canadian operations.

         As a result of the factors described above, a net loss of $2.2 million resulted for the year ended June 30, 1995, a decrease of $8.0 million from income of $5.8 million, before the cumulative effect of the adoption of SFAS 106, for the year ended June 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Notes and interest and principal payments on obligations under the Bank Credit Agreement represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Agreement consist of a $45.0 million term loan facility and a $25.0 million revolving credit facility to finance working capital and letter of credit needs. FTD has repaid $6.2 million of the term loans through June 30, 1996 and is required to repay principal amounts of $8.5 million in fiscal 1997, $11.4 million in fiscal 1998, $12.4 million in fiscal 1999 and $6.5 million in fiscal 2000. Loans then outstanding under the revolving credit facility will mature on the fifth anniversary of the initial borrowings under the Bank Credit Agreement. Under the terms of the Bank Credit Agreement, borrowings under the revolving credit facility are required to be reduced to zero for 30 consecutive days in each annual period. None of the $25.0 million revolving credit facility available under the Bank Credit Agreement was borrowed from the date of Acquisition through June 30, 1996. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the revolving credit facility, will be sufficient to fund operations, including planned capital expenditures, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Agreement.

         In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures and working capital needs. In the fiscal years ended June 30, 1994, 1995 and 1996, FTD's capital expenditures were $8.1 million, $4.5 million and $5.0 million, respectively, related primarily to the upgrade of its Mercury Network communications facilities through the purchase of its new Mercury 3000 terminals that are leased to FTD members. FTD's expected capital expenditures for fiscal 1997 are estimated to increase approximately 20% over fiscal 1996 and will primarily be used for upgrading internal customer service and information systems and the Mercury Network. The Company believes that cash flow from operations, together with borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and working capital needs.

         For the year ended June 30, 1996, cash flow reflected a net increase in cash of $2.1 million, compared to a $22.1 million decrease in cash for the year ended June 30, 1995. The decrease in cash for the year ended June 30, 1995 was primarily attributable to cash used to effect the Acquisition.

         Cash provided by operating activities was $11.9 million for the year ended June 30, 1996 compared to cash used of $1.2 million for the year ended June 30, 1995. Factors contributing to this change in cash flow were: (i) reductions in accounts payable during the year ended June 30, 1995 due to payment of obligations assumed during the Acquisition; (ii) payment of certain incentive program obligations to FTD members under the terms of the Merger Agreement in the year ended June 30, 1995 and the introduction of an expanded member incentive program which increased these liabilities in the year ended June 30, 1996; and (iii) net income before depreciation and amortization which decreased to $8.9 million for the year ended June 30, 1996 from $10.0 million for the year ended June 30, 1995 primarily due to lower income from operations.

         Cash used in investing activities was $5.0 million for the year ended June 30, 1996 compared to $111.3 million for the year ended June 30, 1995. In 1996, the cash used in investing activities consisted entirely of capital expenditures. The cash used in the year ended June 30, 1995 reflects the cash utilized to effect the Acquisition.

         Cash used in financing activities was $4.8 million for the year ended June 30, 1996 compared to cash provided of $90.4 million for the year ended June 30, 1995. The cash used in the year ended June 30, 1996 reflects the payment of principal on the term loans and the cash provided in the year ended June 30, 1995 reflects the receipt of proceeds from the sale of the Notes and the term loans under the Bank Credit Agreement, the repayment of debt of the Old Association and the equity contributions received from FTD Corporation.

         In September 1996, based on a preliminary study of the Company's defined benefit pension plan, the Company anticipates that it will freeze benefits under the plan effective December 31, 1996. The Company expects to replace benefits under the current pension plan with a program which partially matches employees' contributions to a 401(k) program. While the impact of this change has not been fully determined, it is anticipated that implementation of the new plan will (i) reduce operating expenses; (ii) reduce accrued pension obligations; and (iii) reduce cash payments required to fund the retirement benefit plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are set forth on pages F-1 through F-20 and the related schedule is set forth on page F-22.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         During the year ended June 30, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following individuals are the current directors and executive officers of the Company. All directors are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. All executive officers of FTD serve at the pleasure of the Board of Directors of FTD.


Name                    Age               Position
- ----                    ---               --------

Richard C. Perry        41    Chairman of the Board of Directors

Margaret C. Whitman     40    President and Chief Executive Officer and Director

Douglas L. Hagemann     59    Vice President Finance and Stockholder Relations

William P. Phelan       40    Vice President Technology Business and Director

Scott D. Levin          34    Vice President, General Counsel and Secretary

Rock A. Davis           41    Vice President Direct Access

Louis E. Nagy, Jr.      41    Vice President Marketing and Product

Diane E. Forese         30    Vice President Product Design, Sourcing and New Business
                              Development

Scott M. Hyde           34    Vice President Sales

Robert W. Collins, Jr.  42    Vice President Human Resources

Richard W. Boyce        42    Vice Chairman of the Board of Directors

Catherine A. Hickman    45    Director

Anthony P. Thonnerieux  49    Director

Veronica K. Ho          36    Director

Gary K. Silberberg      36    Director

Marc B. Wolpow          38    Director

Gary Claar              30    Director

         The principal stockholders of FTD Corporation, the parent of the Company, are Perry Acquisition Partners L.P. ("Perry"), a group of five investment funds (the "Bain Funds") controlled by Bain Capital, Inc. ("Bain"), and three investment funds (the "Fleet Funds") controlled by Fleet Financial Group, Inc. ("FFG"), employees of FFG subsidiaries or an entity controlled by
an affiliate of an FFG subsidiary.   Perry, the Bain Funds and the Fleet Funds
are collectively referred to herein as the "Sponsors".

         FTD Corporation and the Sponsors have entered into a stockholders' agreement, dated December 19, 1994 (the "Stockholders' Agreement"), which provides, among other things, for the composition of the Board of Directors of the Company. The Board of Directors of the Company consists of ten directors, of which Perry is entitled to nominate six, the Bain Funds are entitled to nominate two and FTD Association is entitled to nominate two. Each of the Sponsors has agreed to take all actions necessary, including voting all of the securities owned by it, to cause such nominees to be elected to the Board of Directors of the Company.

         Mr. Perry, Ms. Whitman, Mr. Boyce, Ms. Ho, Mr. Silberberg and Mr. Claar were elected to the Board of Directors as designees of Perry. Mr. Phelan and Mr. Wolpow were elected to the Board of Directors as designees of the Bain Funds. Ms. Hickman and Mr. Thonnerieux were elected to the Board of Directors as designees of FTD Association.

         Directors' Fees. Each non-employee director who is not affiliated with any of the Sponsors receives $1,000 for each Board of Directors meeting
attended.   All directors are reimbursed for the reasonable expenses incurred in connection with each meeting attended.

         Set forth below is certain biographical information about each of the Company's directors and executive officers:

RICHARD C. PERRY

         Chairman of the Board of Directors

         Mr. Perry has been Chairman of the Board of Directors of the Company since December 1994. Mr. Perry is also Chairman of the Board of Directors of FTD Corporation. Mr. Perry is the President and founder of Perry Corp., a private money management firm. Prior to forming Perry Corp. in 1988, Mr. Perry was with Goldman, Sachs & Co. where he was involved in developing and implementing investment strategies in the trading and arbitrage area. Mr. Perry is an Adjunct Associate Professor at the New York University Stern School of Business Administration, where he has taught a course in Domestic Arbitrage since 1984. He is also a director of Radio & Records, Inc. and a trustee of the Allen Stevenson School and the New York Advisory Board of Facing History and Ourselves. Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University Graduate School of Business Administration in 1980.

MARGARET C. WHITMAN

         President and Chief Executive Officer and Director

         Ms. Whitman joined the Company as President  in February 1995.  Ms.
Whitman was appointed Chief Executive Officer effective March 31, 1995.   Ms.
Whitman is also President and Chief Executive Officer of FTD Corporation. Ms. Whitman has been a Director of the Company since June 1995. Ms. Whitman is also a director of FTD Corporation. Prior to joining the Company, Ms. Whitman was President, Stride Rite Division at The Stride Rite Corporation, a casual shoe manufacturer, from February 1994 to February 1995, Executive Vice President, Keds Division, from August 1993 to February 1994, Vice President, Product and Marketing, Keds Division, from February 1993 to August 1993 and Vice President, Strategic Planning, from October 1992 to February 1993. Prior to joining Stride Rite Corporation, Ms. Whitman was Senior Vice President, Marketing--Consumer Products Division at The Walt Disney Company, a diversified entertainment corporation, from May 1991 to October 1992 and Vice President,
Strategic Planning from May 1989 to May 1991.   Ms. Whitman received a B.A. in
Economics from Princeton University in 1977 and an M.B.A. from the Harvard Graduate School of Business Administration in 1979.

DOUGLAS L. HAGEMANN

         Vice President Finance and Stockholder Relations

         Mr. Hagemann was appointed Vice President Finance and Stockholder Relations of the Company in April 1995. Mr. Hagemann is also Director of Finance and Treasurer of FTD Corporation. Prior thereto, Mr. Hagemann was the Director of Finance of the Old Association and, following the Acquisition, the Company, since 1981. He is responsible for finance functions and for providing management with financial information for strategic planning and general stockholder relations. Mr. Hagemann received a B.S. in Accounting from Ferris State University.

WILLIAM P. PHELAN

         Vice President Technology Business and Director

         Mr. Phelan joined the Company as Vice President Technology Business in February 1996 and has been a Director of the Company since December 1994. Mr. Phelan has been President of Chatham Capital Management, Inc., a private equity capital firm, since January 1995. Mr. Phelan has also been a limited partner in Fleet Equity Partners, a private equity capital firm, since January 1995. From January 1992 through December 1994, Mr. Phelan was a partner in Fleet Equity Partners. From 1988 through December 1991, Mr. Phelan was a Senior Vice President at Cowen & Company, an investment banking firm specializing in healthcare and technology-related investment banking. He is a member of the Board of Directors of FTD Corporation and Cryenco Sciences, Inc. Mr. Phelan received a B.B.A. in Accounting from Siena College in 1978 and his M.S. in Taxation from City College of New York in 1983.

SCOTT D. LEVIN

         Vice President, General Counsel and Secretary

         Mr. Levin joined the Company as Vice President, General Counsel and Secretary in May 1996. Mr. Levin is also Vice President and Secretary of FTD Corporation. Prior to joining the Company, Mr. Levin practiced law with Schulte Roth & Zabel specializing in corporate and securities transactions from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of the George Washington University in 1987.

ROCK A. DAVIS

         Vice President Direct Access

Mr. Davis joined the Company as Vice President Direct Access in April 1995. Previously, Mr. Davis was Senior Vice President of The Signature Group, a consumer credit marketing company, from June 1982 to July 1994. His responsibilities included sales and marketing for all third party clients and customer service operations. Prior to joining The Signature Group, Mr. Davis was in the Audit Division of Arthur Andersen & Company. Mr. Davis received a B.S. in General Management from Purdue University in 1977 and a Masters of Management from Northwestern University in 1986. Mr. Davis is also a Certified Public Accountant.

LOUIS E. NAGY, JR.

         Vice President Marketing and Product

         Mr. Nagy joined the Company as Vice President Marketing and Product in March 1995. Prior to that time, from June 1989 to March 1995, Mr. Nagy was Vice President, Marketing at Stride Rite Children's Group, Inc., a division of Stride Rite Corp. where his responsibilities included brand and retail marketing initiatives, and product marketing strategies. Mr. Nagy received a B.S. in Marketing from Central Connecticut State College in 1977.

DIANE E. FORESE

         Vice President Product Design, Sourcing and New Business Development

         Ms. Forese joined the Company as Vice President Product Design, Sourcing and New Business Development in August 1995. Before joining the Company, Ms. Forese was Director, Strategic Planning and Acquisitions of The Stride Rite Corporation from 1994 to 1995. From 1993 through 1994, Ms. Forese was the Director Women's Keds Category of The Stride Rite Corporation - Keds Division. From 1992 to 1993, Ms. Forese was Product Manager - Women's Keds at The Stride Rite Corporation - Keds Division. From 1988 through 1990, Ms. Forese specialized in Mergers and Acquisitions at Goldman, Sachs & Company. Ms. Forese received a degree in Civil Engineering and Management Systems from Princeton University in 1988 and an M.B.A. from Harvard Graduate School of Business Administration in 1992.

SCOTT M. HYDE

         Vice President Sales

         Mr. Hyde joined the Company as Vice President Sales in December 1995. From 1994 through December 1995, Mr. Hyde was the U.S. Communications Industry Field Marketing Manager at the Hewlett-Packard Company, an electronic product company. From 1986 to 1994, Mr. Hyde was a Field Sales Engineer with the Hewlett-Packard Company. Mr. Hyde received a B.S. in Electrical Engineering from Northeastern in 1986 and a graduate degree in business administration from Harvard Graduate School of Business Adminstration in 1991.

ROBERT W. COLLINS, JR.

         Vice President Human Resources

         Mr. Collins joined the Company as Vice President Human Resources in July 1996. Prior to joining the Company, Mr. Collins was Vice President Human Resources at Holson Burnes Group, a distributor of picture frames and photo albums, from 1993 until 1996. From 1992 through July 1993, Mr. Collins served as Director of Human Resources at Holson Burnes Group. From March 1989 through August 1992 Mr. Collins served as Manager of Human Resources at Crystal Brands Jewelry Group's Sales, Marketing and Product Development Division. Mr. Collins received a B.S. in Business from University of Massachusetts Boston in 1976.

RICHARD W. BOYCE

         Vice Chairman of the Board of Directors

         Mr. Boyce has been Vice Chairman of the Board of Directors of the
Company since April 1995.   Mr. Boyce is Senior Vice President, Chief Financial
Officer at PepsiCo, Inc., a consumer products company. From December 1994 to March 1995, Mr. Boyce was Chief Executive Officer of the Company. Prior to joining the Company, Mr. Boyce had been the Senior Vice President, Chief Financial Officer at PepsiCo, Inc. since February 1994. From August 1992 to February 1994, Mr. Boyce was Senior Vice President of Strategic Planning for PepsiCo, Inc. From 1985 to August 1992, Mr. Boyce was a Vice President at Bain & Company, a management consulting firm, concentrating on clients in the consumer products sector. Mr. Boyce received a B.S.E. in Engineering from Princeton University in 1976 and an M.B.A. from Stanford University Graduate School of Business in 1980.

CATHERINE A. HICKMAN

         Director

         Ms. Hickman has been a Director of the Company since December 1994.
Ms Hickman currently serves as the President and is a member of the Board of Trustees of FTD Association. Ms. Hickman has owned and operated retail florist businesses in California, for the past 25 years. She was a member of the Board of Directors of the Old Association from August 1990 until the Acquisition. Ms. Hickman was elected Vice President of the Old Association in August 1994 and served in that capacity until the consummation of the Acquisition. She earned a vocational teaching certificate from State University at Long Beach.

ANTHONY P. THONNERIEUX

         Director

         Mr. Thonnerieux has been a Director of the Company since December 1994. Mr. Thonnerieux currently serves as the Vice President and is a member of the Board of Trustees of FTD Association. Mr. Thonnerieux has been an active partner in a retail florist business in Newton, New Jersey, for the past 25 years. Mr. Thonnerieux was a member of the Board of Directors of the Old Association from August 1992 until the Acquisition. He received a B.S. degree from Rider University in 1969.

VERONICA K. HO

         Director

         Ms. Ho has been a Director of the Company since December 1994. Ms. Ho is a Vice President and member of the Board of Directors of FTD Corporation. Ms. Ho is also a Managing Director of Perry Corp. Before joining Perry Corp. in April 1993, Ms. Ho was Chief Financial Officer of Whitehall Corporation, a producer of defense, electronics, and technology systems, from April 1991 to March 1993. From 1986 to 1991, she was with several private merchant banking
firms specializing in management buyouts.  Ms. Ho is also a   member of the
Board of Directors of Radio & Records, Inc. and the New York Advisory Board of Facing History and Ourselves. She received an B.A. from Brown University in Economics and Applied Mathematics in 1982 and an M.B.A. from the Harvard Graduate School of Business Administration in 1986. Ms. Ho is married to Mr. Silberberg.

GARY K. SILBERBERG

         Director

         Mr. Silberberg has been a director of the Company since December 1994. Mr. Silberberg is a member of the Board of Directors of FTD Corporation. Mr. Silberberg is also a Managing Director of Perry Corp. Prior to joining Perry Corp. in April 1994, Mr. Silberberg was a principal of Baker Nye Investments, where he managed an investment portfolio for seven years. Before that time, Mr. Silberberg practiced corporate law with Skadden, Arps, Slate, Meagher & Flom, where he worked on a variety of transactions, including strategic mergers and restructurings. Mr. Silberberg received an Sc.B. in Economics and Applied Mathematics from Brown University in 1982 and a J.D. from Yale Law School in 1985. Mr. Silberberg is married to Ms. Ho.

MARC B. WOLPOW

         Director

         Mr. Wolpow has been a Director of the Company since December 1994. Mr. Wolpow has been a Managing Director of Bain since January 1993 and was a Principal of Bain Venture Capital from May 1990 through December 1992. From 1986 to February 1990, Mr. Wolpow was a Vice President in the corporate finance department of Drexel Burnham Lambert, Incorporated. Mr. Wolpow is a Director of FTD Corporation, The Holson Burnes Group, Inc. and Waters, Inc. Mr. Wolpow received a B.S. from the Wharton School of the University of Pennsylvania, an M.B.A. from the Harvard Graduate School of Business Administration and a J.D. from Harvard Law School.

GARY CLAAR

         Director

         Mr. Claar has been a Director of the Company since June 1995. Mr. Claar is General Counsel of Perry Corp. Prior to joining Perry Corp. in May 1995, Mr. Claar practiced law with Schulte Roth & Zabel specializing in corporate and securities transactions and private investment fund services from January 1992 to April 1995. Mr. Claar received a B.S. in Finance from the Wharton School of the University of Pennsylvania in 1988 and a J.D. from New York University School of Law in 1991.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the Company's last two fiscal years, the compensation of those persons who were, at June 30, 1996, the chief executive officer and the other four most highly compensated executive officers of the Company (the "Named Officers"):

                         SUMMARY COMPENSATION TABLE



                                               Annual Compensation           Long-Term Compensation
                                               -------------------           ----------------------

                                                                                     Awards
                                                                                     ------
                                                                                           All Other
                                                                           Securities      Compen-
                                                                           Underlying       sation
Name and Principal Position                  Year    Salary    Bonus       Options (#)       ($)
- ---------------------------                  ----    ------    -----       -----------     ---------

Margaret C. Whitman                          1996  $258,038        --             --        $100,517(1)
  President and Chief Executive Officer      1995    85,600  $100,000        255,000           7,018(2)

Douglas L. Hagemann
  Vice President Finance and Stockholder     1996   149,730        --             --           2,859(3)
  Relations                                  1995   144,422    16,500             --          17,136(4)

Rock A. Davis                                1996   125,288     6,000         30,000           2,693(3)
  Vice President Direct Access               1995     2,404    11,000             --              52(3)

Louis E. Nagy, Jr                            1996   125,192        --         30,000          14,246(5)
  Vice President Marketing and Product       1995    40,866    17,500             --             777(3)

Paul A. Luck(6)
  Former Vice President and Chief Financial  1996   150,000        --         30,000           2,887(3)
  Officer                                    1995     8,653        --             --             167(3)


- ----------------------

(1) Reflects $3,461 for flexible dollars for use in connection with FTD's benefit plans and $97,056 for the forgiveness of debt used to purchase shares of FTD Corporation stock.

(2) Reflects $1,370 for flexible dollars for use in connection with FTD's benefit plans and $5,648 for the forgiveness of debt used to purchase shares of FTD Corporation stock.

(3) Represents flexible dollars for use in connection with FTD's benefit plans.

(4) Reflects $14,327 for Universal life Insurance and $2,809 for flexible dollars for use in connection with FTD's benefit plans.

(5) Reflects $2,963 for flexible dollars for use in connection with FTD's benefit plans and $11,553 for moving expenses.

(6) Mr. Luck was Vice President and Chief Financial Officer from June 1995 until his resignation effective August 31, 1996.

         The following table sets forth individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 1996. Options are exercisable for Class A Common Stock, par value $.01 per share, of FTD Corporation.

                     OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                             Annual Rates of Stock
                                                                             Price Appreciation for
                           Individual Grants                                       Option Term
                    --------------------------------                         ----------------------

                        Number of     Percent of
                       Securities  Total Options  Exercise
                       Underlying     Granted to   or Base
                          Options   Employees in     Price
    Name            Granted(#)(1)    Fiscal Year    ($/Sh)  Expiration Date        5%($)       10%($)
    ----            -------------  -------------  --------  ---------------        -----       ------

Rock A. Davis              15,000          8.57%     $5.35     July 7, 2005      $94,274     $185,019

                           15,000          8.57%    $21.40     July 7, 2005            -            -

Louis E. Nagy, Jr.         15,000          8.57%     $5.35     July 7, 2005      $94,274     $185,019

                           15,000          8.57%    $21.40     July 7, 2005            -            -

Paul A. Luck(2)            15,000          8.57%     $5.35                -            -            -

                           15,000          8.57%    $21.40                -            -            -





(1) Options granted under the FTD Corporation 1994 Stock Award and Incentive Plan. Such options vest and become exercisable in four equal, cumulative installments commencing February 25, 1997 for Mr. Nagy and April 1, 1997 for Mr. Davis.

(2) All of the options granted to Mr. Luck were forfeited upon the effective date of Mr. Luck's resignation as Vice President and Chief Financial Officer on August 31, 1996.

     The following table sets forth the June 30, 1996 aggregate value of unexercised options held by each of the Named Officers.

                        FISCAL YEAR-END OPTION VALUES


                              Number of Securities      Value
                                 Underlying          of Unexercised
                                 Unexercised         In-the-Money
                               Options at Fiscal    Options at Fiscal
                                 Year-End            Year-End ($)
                               (#) Exercisable/       Exercisable/
         Name                   Unexercisable        Unexercisable (1)
         ----                 --------------------  ------------------

         Margaret C. Whitman    51,000/204,000      $71,145/$284,580

         Rock A. Davis             0/30,000           $0/$32,250

         Louis E. Nagy, Jr.        0/30,000           $0/$32,250

         Paul A. Luck (2)          0/30,000           $0/$32,250



- -------------------

(1) Because no established public trading market exists for the underlying securities, fiscal year-end option values were based on an assumed stock price of $7.50 per share, which price is currently used by FTD Corporation for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. There can be no assurance that such price per share represents the actual fair market value of a share.

(2) All of the options granted to Mr. Luck were forfeited upon the effective date of Mr. Luck's resignation as Vice President and Chief
     Financial Officer on August 31, 1996.

No options were exercised during the fiscal year ended June 30, 1996.

         Pension Plan. The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Company's qualified defined benefit pension plan (the "Pension Plan"), based on the remuneration that is covered under the Pension Plan and years of service with the Company and its subsidiaries:


                                Years of Service
 Renumeration     5      10      15      20      25      30
 ------------     -      --      --      --      --      --
   $   50,000   4,150   8,300  12,450  16,600  20,750  24,900
       60,000   5,025  10,050  15,075  20,100  25,125  30,150
       70,000   5,900  11,800  17,700  23,600  29,500  35,400
       80,000   6,775  13,550  20,325  27,100  33,875  40,650
       90,000   7,650  15,300  22,950  30,600  38,250  45,900
      100,000   8,625  17,050  25,575  34,100  42,625  51,150
      110,000   9,400  18,800  28,200  37,600  47,000  56,400
      120,000  10,275  20,550  30,825  41,100  51,375  61,650
      130,000  11,150  22,300  33,450  44,600  55,750  66,900
      140,000  12,025  24,050  36,075  48,100  60,125  72,150
      150,000
         to
      270,000  12,900  25,600  38,700  51,600  64,500  77,400


         The Pension Plan covers all employees who receive a regular stated salary and who do not work a varied schedule for purposes of meeting the peak demand requirements of the Company's business (provisional employees).

         Pension Plan benefits as shown above, are calculated based upon total years of services to a maximum of 30 years and the average of the five highest consecutive calendar years' salary, bonus and certain elements of other compensation and assume that participants have contributed all years to the Tax Deferred Account-Mandatory under the Company's 401(k) Retirement Savings Plan. The annual pension benefits shown are computed as a straight life annuity with ten years certain period beginning at age 65, and assume that participants will transfer the balance of the Tax Deferred Account-Mandatory from the 401(k) Retirement Savings Plan to the Pension Plan. The amounts paid under the Pension Plan are not offset by any social security payments. Covered compensation and the estimated years of service for each of the Named Officers as of December 31, 1995 is as follows: Ms. Whitman, $ 319,936, .90 years; Mr. Hagemann, $163,578, 14.85 years; Mr. Davis, $102,145, .75 years; Mr. Nagy,
$117,944, .82 years; and Mr. Luck, $80,217, .55 years. Mr. Hagemann is the only Named Officer eligible to receive benefits under the Pension Plan. Mr. Luck resigned from the Company prior to his becoming eligible to receive benefits under the Pension Plan.

         Whitman Employment Agreement. FTD Corporation and the Company have entered into an employment agreement, dated as of March 31, 1995 (the "Whitman Employment Agreement"), with Ms. Whitman to serve as President and Chief Executive Officer of the Company. The term of the Whitman Employment Agreement expires on June 30, 2000, subject to automatic annual renewals thereafter. The Whitman Employment Agreement provides for an initial base salary of $250,000 per year plus an annual bonus based on performance criteria to be established by the Company's Board of Directors.

         Pursuant to the Whitman Employment Agreement, Ms. Whitman purchased 127,500 shares of FTD Corporation Class A Common Stock, par value $.01 per share (the "Class A Common Stock") on April 25, 1995 at a price of $4.71 per share. One hundred thousand dollars of such purchase price was financed by means of a one-year, interest-free loan from FTD Corporation (the "Whitman Note"). The Whitman Note was forgiven in its entirety in accordance with its terms as of June 30, 1996. In addition, $150,000 of such purchase price was financed by means of an interest bearing, recourse note (the "Short-Term Note"). The Short-Term Note bears interest at 9% per annum. At August 31, 1996, $105,229 in principal and interest was outstanding from the Short-Term Note. The shares acquired by Ms. Whitman are subject to certain restrictions on transfer. The Whitman Employment Agreement also provided for the issuance to Ms. Whitman of options (the "Options") to purchase, (i) at an exercise price equal to $4.71 per share, 127,500 shares of Class A Common Stock and (ii) at an exercise price of $18.84 per share, 127,500 shares of Class A Common Stock, which vest and become exercisable in five equal annual installments, commencing March, 1996.

         The Whitman Employment Agreement may be terminated by the Company at any time prior to June 30, 2000. If, however, the Company terminates the Whitman Employment Agreement other than for Cause (as defined in the Whitman Employment Agreement), or, if Ms. Whitman terminates the Whitman Employment Agreement for Good Reason (as defined in the Whitman Employment Agreement), the Company will be obligated to pay Ms. Whitman severance compensation equal to minimum of eighteen months' base salary or, if certain performance criteria have been met, up to a maximum of thirty-six months' base salary. In the event of a Change of Control (as defined in the Whitman Employment Agreement), of FTD Corporation's stockholders, under certain conditions, the Options shall become fully vested and immediately exercisable.

         Severance Arrangement. The Company has agreed with Mr. Hagemann that he will be entitled to receive, among other things, salary continuation for a period of 18 months if his employment with the Company were terminated by the Company for any reason other than cause (as defined in the Merger Agreement). In no event will such benefits be paid beyond age 65. Mr. Hagemann's severance benefit currently would equal approximately $224,600.

         Compensation Committee Interlocks and Insider Participation. The Compensation Committee of the Board of Directors of FTD Corporation, which was established April 25, 1995 and is charged with administering FTD Corporation's 1994 Stock Award and Incentive Plan (under which the Company's employees are eligible to receive stock options and other awards), is comprised of Mr. Perry and Mr. Wolpow. As more fully described in
Item 13, Mr. Perry and Mr. Wolpow will receive indirectly a portion of the management fees payable by FTD under the Management Consulting Services Agreement (as defined), to affiliates of the Sponsors as a result of their ownership interest in or other relationship with such entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         FTD Corporation owns 100% of the Common Stock of the Company. In connection with the Bank Credit Agreement, the Company, FTD Corporation certain other direct and indirect subsidiaries of the Company and Bankers Trust Company, as Agent for the lenders party to the Bank Credit Agreement, entered a pledge agreement, dated December 19, 1994, pursuant to which FTD Corporation pledged all of the Common Stock to Bankers Trust Company as collateral security for FTD Corporation's obligations under the Bank Credit Agreement. Upon the occurrence of a continuing event of default under the Bank Credit Agreement, Bankers Trust Company would, in certain circumstances, have the right to sell or exercise the voting rights of the pledged Common Stock, thereby effecting a change in control of the Company.

         The following table sets forth certain information concerning the ownership of FTD Corporation common stock as of September 25, 1996, by each director and each of the Named Officers owning equity securities of FTD Corporation and all executive officers and directors of the Company as a group. To the knowledge of the Company, each of such stockholders has sole voting and dispositive power as to the shares beneficially owned unless otherwise noted.


                                      Class A                     Class B                 Percent
                                   Common Stock                   Common Stock               of
                                   ------------                   (nonvoting)              Total
                               Number of       Percent      Number of       Percent       Voting
                                  Shares      of Class         Shares      of Class        Power
                               ---------      --------      ---------      --------        -----

Richard Perry(1)               3,729,431         60.54              -             -        60.54

Marc B. Wolpow(2)              1,339,808         21.75                                     21.75

William P. Phelan(3)              13,247             *         25,625          1.64%           *

Richard W. Boyce(4)               19,436             *              -             -            *

Catherine A. Hickman(5)               79             *              -             -            *

Anthony P. Thonnerieux(6)          2,000             *              -             -            *

Margaret Whitman(7)              167,618          1.89              -             -         1.89

Rock A. Davis(4)                   5,000             *              -             -            *

Louis E. Nagy(4)                   5,000             *              -             -            *

All executive officers and
  directors of FTD as a group  5,286,549         84.76         25.625          1.64        84.76
  (17 people) (8)

- -------------
* Represents less than 1%

(1) The address of Mr. Perry is c/o the Company, 29200 Northwestern Highway, Southfield Michigan 48034. Significantly all of the shares shown are held by Perry. Mr. Perry has a controlling interest in Perry Investors, L.L.C., the general partner of Perry. Accordingly, Mr. Perry may be deemed to have voting and dispositive power with respect to the shares held by Perry. Mr. Perry disclaims beneficial ownership of such shares.

(2) The address of Mr. Wolpow is c/o Bain Capital, Inc. Two Copley Place, Boston, Massachusetts 02116. All of the shares shown are owned by the Bain Funds, Mr. Wolpow is a Managing Director of Bain, which is a general partner of the Bain Funds. Accordingly, Mr. Wolpow may be deemed to share voting and dispositive power as to the shares held by the Bain Funds. Mr. Wolpow disclaims beneficial ownership of such shares. In addition, the other Managing Directors of Bain, Joshua Bekenstein, Edward Conrad, David Dominik, Paul Edgerley, Robert Gay, Adam Kirsch, Mark Nunnelly, Geoffrey Rehnert (a director of FTD Corporation) Mitt Romney, Stephan Pagliuca and Robert White, may also be deemed to share voting and dispositive power as to, and also disclaim beneficial ownership of such shares.

(3) The address of Mr. Phelan is c/o the Company, 29200 Northwestern Highway, Southfield, Michigan 48034. All of the shares shown are owned by Turnberry Partners, L.P. Mr. Phelan is the President and sole stockholder of Chatham Capital Management, Inc., the general partner of Turnberry Partners, L.P.,and is deemed to have voting and dispositive power as to the shares held by Turnberry Partners, L.P.

(4) The address of Mr. Boyce, Mr. Davis and Mr. Nagy is c/o the Company, 29200 Northwestern Highway, Southfield, MI 48034. The shares issued to Mr. Boyce, Mr. Davis and Mr. Nagy are subject to certain restrictions on transfer.

(5) The address of Ms. Hickman is A Beautiful California Florist, 455 Atlantic Avenue, Long Beach, CA 90802.

(6) The address of Mr. Thonnerieux is Ward's Flowers Gifts and Greenhouse, P.O. Box 336, Route 206, Newton, NJ 07860.

(7)  The address of Ms. Whitman is c/o the Company, 29200 Northwestern
     Highway, Southfield, Michigan 48034. The shares beneficially owned by Ms. Whitman include 116,618 shares which were purchased by Ms. Whitman pursuant to the terms of the Whitman Employment Agreement and 51,000 shares issuable upon exercise of outstanding options which are currently
     exercisable.   Such shares are subject to certain restrictions on
     transfer, and the Company and Ms. Whitman have agreed to enter into additional agreements setting forth appropriate "piggyback" registration rights and certain other rights and obligations with respect to such shares.

(8) Includes 51,000 shares issuable upon exercise of outstanding options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Management Consulting Services Agreement. Parties related to each of the Sponsors have entered into an agreement for management consulting services (the "Management Consulting Services Agreement") with FTD Corporation pursuant to which they will make available to Company management, financial and other
corporate advisory services.   Subject to certain limitations contained in the
Bank Credit Agreement and the Indenture with respect to the Notes, for each fiscal year of the Company ended after June 30, 1995, the Company will pay dividends to FTD Corporation sufficient to allow FTD Corporation to pay such affiliates an annual fee of $400,000 per year plus an additional $1.6 million per year conditioned upon the achievement of certain levels of operating
income, and reimbursement of reasonable out-of-pocket expenses.   Subject to
certain conditions, such fee will be shared by the parties thereto in proportion to their relative ownership interests in FTD Corporation. The Sponsors received $1.0 million for the year ended June 30, 1996.

         Certain directors of FTD will receive indirectly a portion of the management fee as a result of their ownership interest in or other relationship with the entities providing services to FTD. Mr. Wolpow, a director of the Company designated by the Bain Funds, is a Managing Director of Bain Capital, Inc. Mr. Phelan, a director of the Company designated by the Bain Funds, is entitled to receive a portion of the fees to be paid by the Company under the Management Consulting Services Agreement to Fleet Growth Resources, Inc. pursuant to an agreement with such entity, so long as Mr. Phelan remains a director of the Company. Mr. Perry, Ms. Ho, and Mr. Silberberg, directors of the Company designated by Perry, have an interest in Perry Investors, LLC. Assuming the relative ownership interest among the Sponsors remains unchanged, Bain Capital, Inc., Fleet Growth Resources, Inc. and Perry Investors, LLC will be entitled to 23.33%, 11.67% and 65%, respectively, of the fees to be paid by the Company under the Management Consulting Services Agreement. The portion of such fee each of such directors will receive, if any, is discretionary.

         Stockholders' Agreement. Pursuant to the Stockholders' Agreement among the Company and the Sponsors, each of the Sponsors has agreed, among other things, (i) to vote its shares of common stock in order to elect and maintain a board of directors of FTD Corporation and each of its subsidiaries (including the Company) which consists of a designated number of nominees of Perry and the Bain Funds and, in the case of FTD Corporation's subsidiaries, FTD Association nominees as well, (ii) that certain actions taken by the Company require the approval of two of the directors nominated by Perry and two of the directors nominated by the Bain Funds and (iii) to certain restrictions and to grant the other Sponsors certain rights with respect to the sale of its common stock of FTD Corporation.

         Business with Directors. Ms. Hickman has an ownership interest in three retail florist businesses: A Beautiful California Florist in Long Beach, California, Fifth Avenue Florist in Huntington Beach, California and Los Altos Florist in Long Beach, California. Mr. Thonnerieux has an ownership interest in Wards Flowers & Gifts, a retail florist business in Newton, New Jersey. Each of these businesses use the Company's services in the normal course of business. In fiscal 1996, the aggregate amount of revenues recorded by the Company from business done with Ms. Hickman's and Mr. Thonnerieux's businesses was $37,900 and $41,400, respectively.

         Mutual Support Agreement. For the fiscal year ended June 30, 1996, an amount equal to approximately $665,000 was paid by the Company to FTD Association pursuant to the Mutual Support Agreement. See Item 1 - "Business - The Acquisition and Relationship with FTD Association." Ms. Hickman is President and Mr. Thonnerieux is Vice President of FTD Association and both are members of the FTD Association Board of Trustees.

                                   PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

EXHIBITS

         The following exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.


 Exhibit
 Number               Exhibit
 -------              -------

 3.1 Restated Articles of Incorporation of the Registrant. (In-corporated by reference to Exhibit 3.1 of the Registrant's
          Registration Statement on Form S-1 (File No. 33-88628).)

 3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1995.)

 Exhibit
 Number               Exhibit
 -------              -------
 4.1      Indenture, dated as of December 1, 1994
          (the "Indenture"), by and between the Registrant and First
          Trust of New York, National Association, as Trustee.  (In-
          corporated by reference to Exhibit 4.1 of the Registrant's
          Registration Statement on Form S-1 (File No. 33-88628).)

 4.2 Supplemental Indenture, dated as of December 19, 1994 to the Indenture. (Incorporated by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-1
          (File No. 33-88628).)

 10.1(a) Credit Agreement, dated as of December 19, 1994, among the Registrant, FTD Corporation, the various lending institutions party thereto and Bankers Trust
          Company, as Agent. (Incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on
          Form S-1 (File No. 33-88628).)

 10.1(b)  First Amendment to Credit Agreement, dated as of
          August 30, 1995, among the Registrant, FTD Corporation, the lending institutions party to the Credit Agreement and the Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1(b) of the Florists' Transworld Delivery
          Inc. Annual Report on Form 10-K for fiscal year ended June 30, 1995.)

 10.1(c)  Second Amendment to Credit Agreement, dated as of
          June 11, 1996, among the Registrant, FTD Corporation, the lending institutions party to the Credit
          Agreement and Bankers Trust Company, as Agent. (In-corporated by reference to Exhibit I(d) of the FTD
          Corporation Registration Statement on Form 8-A filed
          August 28, 1996.)

 10.2 Pledge Agreement, dated December 1, 1994, by and among the Registrant, FTD Corporation, FTD Holdings
          Incorporated, FTD Direct Access, Inc., Directory Advertising, Inc.
          and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1
          (File No. 33-88628).)


 Exhibit
 Number               Exhibit
 -------              -------


 10.3 Security Agreement, dated December 19, 1994, by and among the Registrant, FTD Corporation., certain subsidiaries of the Registrant and Bankers Trust
          Company, as Agent. (Incorporated by reference to Exhibit 10.3 of the Registrant's registration Statement on Form S-1
          (File No. 33-88628).)

 10.4 Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between the Registrant and John A. Borden. (Incorporated by reference to
          Exhibit 10.8 of the Registrant's Registration Statement on Form S-1
          (File No 33-88628).)

 10.5     Mutual Support Agreement, dated as of December 18,
          1994, by and between the Registrant and FTD Association.
          (Incorporated by reference to Exhibit 10.9 of the Registrant's
          Registration Statement on Form S-1 (File No, 3-88628).)

 10.6     Trademark License Agreement, dated as of December 18,
          1994, by and between the Registrant and FTD Association.
          (Incorporated by reference to Exhibit 10.10 of the Registrant's
          Registration Statement on Form S-1 (File No. 33-88628).)

 10.7     Registration Rights Agreement, dated as of December 19,
          1994, among the Registrant, FTD Corporation., BT
          Securities Corporation and Montgomery Securities.
          (Incorporated by reference to Exhibit 10.11 of the Registrant's
          Registration Statement on Form S-1 (File No. 33-88628).)

 10.8 Tax Sharing Agreement, dated as of December 19, 1994, between the Registrant and FTD Corporation.
          (Incorporated by reference to Exhibit 10.12 of the Registrant's
          Registration Statement on Form S-1 (File No. 33-88628).)

 10.9     Employment Agreement, dated March 31, 1995, among
          Margaret C. Whitman, the Registrant and FTD Corporation.
          (Incorporated by reference to Exhibit 10.10 of the FTD Corporation Registration Statement on Form S-1
          (File No. 33-91582).)

Exhibit
Number               Exhibit
- -------              -------

10.10     FTD Corporation 1994 Stock Award and Incentive Plan.
          (Incorporated by reference to Exhibit 10.14 of the FTD Corporation Registration Statement on
          Form S-1 (File No. 33-91582).)

21.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1995.)

27        Financial Data Schedule.


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:


Exhibit
Number              Exhibit
- -------             -------


10.4 Consultation Agreement and Covenant Not to Compete dated as of August 2, 1994, by and between the Registrant and John A. Borden.

10.9 Employment Agreement, dated March 31, 1995, among Margaret C. Whitman, the Registrant and FTD Corporation.

10.10     FTD Corporation 1994 Stock Award and Incentive Plan.


REPORTS ON FORM 8-K

         No forms 8-K were filed by the Company during the fourth quarter of fiscal 1996.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


         No annual report covering the registrant's last fiscal year has been sent to security-holders of the registrant.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                        FLORISTS' TRANSWORLD DELIVERY, INC.

                                        By: /s/ Margaret C. Whitman
                                            -----------------------
                                                Margaret C. Whitman
                                                President, Chief Executive
                                                Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.


 Date              Signature                        Title
 ----              ---------                        -----

 9/25/96  /s/ Richard C. Perry            Chairman of the Board of
- --------  ------------------------------  Directors
                  Richard C. Perry

 9/25/96  /s/ Margaret C. Whitman         President, Chief Executive
- --------  ------------------------------  Officer and Director
                  Margaret C. Whitman

 9/25/96  /s/ Richard W. Boyce            Vice Chairman of the Board of
- --------  ------------------------------  Directors
                  Richard W. Boyce

 9/25/96  /s/ Gary Claar                  Director
- --------  ------------------------------
                  Gary Claar

 9/25/96  /s/ Catherine A. Hickman        Director
- --------  ------------------------------
                  Catherine A. Hickman

 9/25/96  /s/ Veronica K. Ho              Director
- --------  ------------------------------
                  Veronica K. Ho

 9/25/96  /s/ William P. Phelan           Vice President Technology Business
- --------  ------------------------------  and Director
                  William P. Phelan

 9/25/96  /s/ Gary K. Silberberg          Director
- --------  ------------------------------
                  Gary K. Silberberg

 9/25/96  /s/ Anthony P. Thonnerieux      Director
- --------  ------------------------------
                  Anthony P. Thonnerieux

 9/25/96  /s/ Marc B. Wolpow              Director
- --------  ------------------------------
                  Marc B. Wolpow

 9/25/96  /s/ Douglas L. Hagemann         Vice President Finance and Stockholder
- --------  ------------------------------  Relations (Principal Financial Officer
                  Douglas L. Hagemann     and Principal Accounting Officer)


                                                                            Page

Independent Auditors' Reports                                             F - 2

Consolidated Statements of Financial Position as of June 30, 1996
     and 1995                                                             F - 4

Consolidated Financial Statements for the year ended June 30, 1996, the periods December 19, 1994, through June 30, 1995,
     July 1, 1994 through December 18, 1994, and the year ended June 30, 1994:

              Statements of Operations                                    F - 6

              Statements of Stockholder's Equity                          F - 7

              Statements of Cash Flows                                    F - 8

Notes to Consolidated Financial Statements                                F - 10

Independent Auditors' Report on Financial Statement Schedule              F - 21

Schedule II - Valuation and Qualifying Accounts                           F - 22




All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

                          Independent Auditors' Report



Board of Directors
Florists' Transworld Delivery, Inc.
Southfield, Michigan:


We have audited the accompanying consolidated statements of financial position of Florists' Transworld Delivery, Inc., as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended June 30, 1996 and for the periods July 1, 1994 through December 18, 1994, and December 19, 1994 through June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Florists' Transworld Delivery Association (Predecessor Company) for the year ended June 30, 1994 were audited by other auditors, whose report dated July 28, 1994, on those statements included an explanatory paragraph which described the changes in 1994 to the method of accounting for income taxes and postretirement benefits other than pensions as discussed in notes 7 and 8 to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the June 30, 1996 and 1995, consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florists' Transworld Delivery, Inc., as of June 30, 1996 and 1995 and the results of its operations and its cash flows for the year ended June 30, 1996 and for the periods July 1, 1994 through December 18, 1994, and December 19, 1994 through June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective December 19, 1994, FTD Corporation acquired all of the outstanding equity of Florists' Transworld Delivery Association in a business combination accounted for as a purchase. As a result of the acquisition, the accompanying consolidated financial information for the periods after the acquisition are presented on a different cost basis than that for the periods prior to the acquisition and, therefore, are not comparable.


                                                           KPMG PEAT MARWICK LLP

Detroit, Michigan
July 31, 1996

INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated statements of operations, Members' equity, and cash flows of Florists' Transworld Delivery Association for the year ended June 30, 1994. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated results of operations, Members' equity and cash flows of Florists' Transworld Delivery Association for the year ended June 30, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes 7 and 8 to the consolidated financial statements, in 1994 the Association changed its method of accounting for income taxes and its method of accounting for postretirement benefits other than pensions.


DELOITTE & TOUCHE LLP

Detroit, Michigan
July 28, 1994
  (December 19, 1994 as to Note 2)

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                (A wholly owned Subsidiary of FTD Corporation)
                 Consolidated Statements of Financial Position
                          As of June 30, 1996 and 1995



Assets                                                                               1996                 1995
- ------                                                                               ----                 ----
Current assets:
   Cash and cash equivalents                                                     $ 26,535,560           24,375,090
   Accounts receivable, less allowance for doubtful accounts ($1,412,000 in
     1996 and $1,589,000 in 1995)                                                  24,067,862           20,784,420
   Inventories, principally finished goods, net                                    12,467,390           13,019,003
   Deferred income taxes                                                            5,569,000            6,830,000
   Other current assets                                                             1,717,334            1,558,984
                                                                                 ------------          -----------
                Total current assets                                               70,357,146           66,567,497

Property and equipment:
   Land and improvements                                                            2,500,000            2,500,000
   Building and improvements                                                       13,168,949           12,682,199
   Mercury consoles                                                                23,186,780           22,705,868
   Furniture and equipment                                                         11,629,881           10,774,754
                                                                                 ------------          -----------
                Total                                                              50,485,610           48,662,821

   Less accumulated depreciation                                                   15,157,865            4,961,620
                                                                                 ------------          -----------

                Property and equipment, net                                        35,327,745           43,701,201

Other noncurrent assets:
   Deferred financing costs, less accumulated amortization ($1,648,000 in
     1996 and $572,000 in 1995)                                                     4,470,435            5,546,578
   Deferred income taxes                                                              193,779                  -
   Other noncurrent assets                                                          2,191,612              827,329
   Goodwill and other intangibles, less accumulated amortization ($4,874,000 in
     1996 and $1,523,000 in 1995)                                                  83,414,093           87,038,048
                                                                                 ------------          -----------

                Total other noncurrent assets                                      90,269,919           93,411,955
                                                                                 ------------          -----------

                Total assets                                                     $195,954,810          203,680,653
                                                                                 ============          ===========

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A wholly owned subsidiary of FTD Corporation)
                 Consolidated Statements of Financial Position
                          As of June 30, 1996 and 1995



Liabilities and Stockholder's Equity                                                  1996                1995
- ------------------------------------                                                  ----                ----
Current liabilities:
  Current maturities of long-term debt                                          $    8,496,171          4,704,322
  Accounts payable                                                                  30,764,694         28,340,350
  Accrued member incentive programs                                                 12,948,754          6,754,496
  Accrued severance costs                                                            1,318,946          5,961,033
  Other accrued liabilities                                                          5,930,811          5,875,088
  Unearned income and members' deposits                                             10,583,981         10,026,403
                                                                                --------------        -----------
           Total current liabilities                                                70,043,357         61,661,692

Long-term debt, less current maturities                                             87,781,270         96,052,186
Postretirement benefits, less current portion                                        7,162,379          7,326,820
Accrued pension obligations                                                          4,061,212          2,924,871
Deferred income taxes                                                                  -                2,072,000
Minority interest in subsidiary                                                        170,163            202,786

Stockholder's equity:
  Preferred stock, 30,000 shares authorized, no shares issued, par value $0.01         -                  -
  Common stock, 30,000 shares authorized, 100 shares issued and outstanding,
       par value $0.01                                                                       1                  1
  Paid-in capital                                                                   32,999,999         32,999,999
  Retained earnings (deficit)                                                       (6,263,571)           440,298
                                                                                --------------        -----------

           Total stockholder's equity                                               26,736,429         33,440,298
                                                                                --------------        -----------

           Total liabilities and stockholder's equity                           $  195,954,810        203,680,653
                                                                                ==============        ===========





See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A wholly owned subsidiary of FTD Corporation)
                     Consolidated Statements of Operations
 Year ended June 30, 1996, periods December 19, 1994, through June 30, 1995 and
     July 1, 1994, through December 18, 1994, and year ended June 30, 1994



                                                                                             Predecessor Company
                                                                                         -----------------------------
                                                                          December 19,   July 1, 1994
                                                                            1994            Through
                                                         Year ended        Through        December 18,    Year ended
                                                        June 30, 1996    June 30, 1995        1994       June 30, 1994
                                                        ------------      ----------       ----------     -----------
Revenues:
  Marketplace                                           $ 57,924,154      35,459,629       28,556,327      58,987,168
  Clearinghouse                                           37,070,125      24,737,704       16,093,327      42,385,743
  Mercury Network                                         34,137,480      17,618,169       13,865,158      30,113,349
  Other                                                   37,123,123      18,702,424       16,817,960      35,073,802
                                                        ------------      ----------       ----------     -----------

             Total revenues                              166,254,882      96,517,926       75,332,772     166,560,062

Costs:
  Products and distribution                               41,208,597      25,735,921       21,638,828      41,866,845
  Floral order transmissions and processing services      30,562,101      14,922,606       11,571,643      23,785,559
  Member programs                                         32,615,322      17,908,313       15,898,769      36,607,835
                                                        ------------      ----------       ----------     -----------

             Total cost of goods sold and services
               provided                                  104,386,020      58,566,840       49,109,240     102,260,239

  Selling, general and administrative expense             58,336,873      30,668,699       28,683,737      57,624,475
                                                        ------------      ----------       ----------     -----------

             Income (loss) from operations                 3,531,989       7,282,387       (2,460,205)      6,675,348

Interest (income)                                         (1,418,475)     (1,709,984)      (1,095,289)     (2,045,674)
Interest expense                                          13,498,270       7,546,459        1,171,732       2,840,613
                                                        ------------      ----------       ----------     -----------

             Income (loss) before income taxes (benefit),
               minority interest, and cumulative
               effect of accounting change                (8,547,806)      1,445,912       (2,536,648)      5,880,409

Income taxes (benefit)                                    (1,806,500)      1,020,000           35,000          92,000

Minority interest in earnings (loss) of subsidiary           (32,623)          8,452             -               -
                                                        ------------      ----------       ----------     -----------
             Income (loss) before cumulative
               effect of accounting change                (6,708,683)        417,460       (2,571,648)      5,788,409

Cumulative effect of accounting change                         -                -                -          6,276,560
                                                        ------------      ----------       ----------     -----------
             Net income (loss)                          $ (6,708,683)        417,460       (2,571,648)       (488,151)
                                                        ============      ==========       ==========     ===========





See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
                Consolidated Statements of Stockholder's Equity
Year ended June 30, 1996, periods December 19, 1994, through June 30, 1995 and
    July 1, 1994, through December 18, 1994, and year ended June 30, 1994



                                                            Credit                           Retained
                                                            Deposit        Cooperative       Earnings
               Predecessor Company                           Fund             Fund          (Deficit)         Total
               -------------------                           ----             ----           -------          -----
Balance, July 1, 1993                                     $2,265,556       39,771,942      (1,516,528)     40,520,970

Distribution of operating margin, net of income taxes          -            2,023,491      (2,511,642)       (488,151)
Minority interest                                              -                 -            (19,156)        (19,156)
Adjustment to patronage distribution payable                   -              (85,807)           -            (85,807)
Additional credit deposits                                    87,444             -               -             87,444
Redemption of ex-members' credit deposits and patronage
  equities                                                  (161,878)      (2,273,852)           -         (2,435,730)
Foreign currency translation adjustment                        -                 -            (54,128)        (54,128)
Patronage distribution payable in fiscal 1995, relating
  to year ended June 30, 1994                                  -           (1,309,172)           -         (1,309,172)
                                                          ----------       ----------       ---------      ----------
Balance, July 1, 1994                                      2,191,122       38,126,602      (4,101,454)     36,216,270

Distribution of operating margin, net of income taxes          -           (1,180,722)     (1,390,926)     (2,571,648)
Minority interest                                              -                 -             16,976          16,976
Additional credit deposits                                    39,958             -               -             39,958
Redemption of ex-members' credit deposits and patronage
  equities                                                   (58,296)        (862,294)           -           (920,590)
Foreign currency translation adjustment                        -                 -             17,067          17,067
                                                          ----------       ----------       ---------      ----------
Balance, December 18, 1994                                $2,172,784       36,083,586      (5,458,337)     32,798,033
                                                          ==========       ==========       =========      ==========

                                              Number of                                      Retained
                                               Shares        Common          Paid-in         Earnings
                                             Outstanding     Stock           Capital        (Deficit)         Total
                                             -----------     -----           -------         -------          -----
Balance, December 19, 1994                         100    $        1       32,999,999         -            33,000,000

Net income                                      -                -               -            417,460         417,460
Foreign currency translation adjustment         -                -               -             22,838          22,838
                                               -------    ----------       ----------       ---------      ----------

Balance, June 30, 1995                             100             1       32,999,999         440,298      33,440,298

Net loss                                        -                -               -         (6,708,683)     (6,708,683)
Foreign currency translation adjustment         -                -               -              4,814           4,814
                                               -------    ----------       ----------       ---------      ----------
Balance, June 30, 1996                             100    $        1       32,999,999      (6,263,571)     26,736,429
                                               =======    ==========       ==========       =========      ==========





See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A wholly owned subsidiary of FTD Corporation)
                     Consolidated Statements of Cash Flows
 Year ended June 30, 1996, periods December 19, 1994, through June 30, 1995 and
     July 1, 1994, through December 18, 1994, and year ended June 30, 1994



                                                                                                           Predecessor Company
                                                                                                           -------------------
                                                                                    December 19,     July 1, 1994
                                                                                       1994            Through
                                                                  Year ended          Through        December 18,      Year ended
                                                                 June 30, 1996     June 30, 1995        1994         June 30, 1994
                                                                 -------------     -------------        ----         -------------
Cash flows from operating activities:
  Net income (loss)                                              $(6,708,683)          417,460       (2,571,648)         (488,151)
  Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
     Depreciation and amortization                                14,231,089         6,524,931        4,911,344        10,143,598
     Amortization of deferred financing costs and
        original issue discount                                    1,359,335           708,188             -                 -
     Postretirement benefits                                         401,681           361,222          504,836         6,821,231
     Pension                                                        (119,625)             -                -                 -
     Minority interest in earnings (loss) of subsidiary              (32,623)            8,452             -                 -
     Undistributed (earnings) losses of unconsolidated affiliate     (66,774)          (54,022)            -                 -
     Loss on disposal of assets                                      663,253              -                -                 -
     Increase (decrease) in cash due to change in:
        Accounts receivable                                       (3,283,103)       12,918,431      (13,788,264)        4,264,548
        Inventories                                                1,027,373         1,523,824       (2,915,952)        1,741,669
        Deferred income taxes                                     (2,035,129)          507,000             -                 -
        Other current assets                                        (158,688)        2,336,379       (1,706,759)          305,190
        Accounts payable                                           1,668,843       (28,722,532)      18,749,608         5,327,083
        Accrued member incentive programs                          6,194,258        (2,819,035)      (1,699,638)        1,128,335
        Accrued severance costs                                   (1,504,086)       (1,074,967)            -                 -
        Other accrued liabilities, unearned income,
          and members' deposits                                      224,270         1,891,028        2,747,381        (1,018,229)
                                                                 -----------        ----------       ----------        ----------

             Net cash provided by (used in) operating activities  11,861,391        (5,473,641)       4,230,908        28,225,274


Cash flows from investing activities:
  Additional restricted cash related to credit deposit
     fund investments                                                  -                  -             (58,550)         (158,973)
  Release of restricted cash related to credit deposit
     fund investments                                                  -             2,172,784           83,174           233,407
  Cash utilized to effect merger                                       -          (109,028,269)            -                 -
  Capital expenditures                                            (4,950,398)       (3,081,540)      (1,413,181)       (8,133,650)
                                                                 -----------        ----------       ----------        ----------

             Net cash used in investing activities                (4,950,398)     (109,937,025)      (1,388,557)       (8,059,216)

Cash flows from financing activities:
  Additions to deferred financing costs                                -              (126,000)            -                 -
  Proceeds from long-term debt                                         -            95,435,768             -           12,000,000
  Repayments of long-term debt                                    (4,762,259)      (35,101,480)      (1,884,636)      (10,282,945)
  Issuance of common stock                                             -            30,000,000             -                 -
  Equity contribution from parent                                      -             3,000,000             -                 -
  Additional credit deposits                                           -                  -              39,958            87,444
  Return of members' equity                                            -                  -            (920,590)       (3,830,709)
                                                                 -----------        ----------       ----------        ----------

             Net cash provided by (used in) financing activities  (4,762,259)       93,208,288       (2,765,268)       (2,026,210)


  Effect of foreign exchange rate changes on cash                     11,736              -                -                 -
                                                                 -----------        ----------       ----------        ----------

Net increase (decrease) in cash and cash equivalents               2,160,470       (22,202,378)          77,083        18,139,848

Cash and cash equivalents at beginning of period                  24,375,090        46,577,468       46,500,385        28,360,537
                                                                 -----------        ----------       ----------        ----------
Cash and cash equivalents at end of period                       $26,535,560        24,375,090       46,577,468        46,500,385
                                                                 ===========        ==========       ==========        ==========

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A wholly owned subsidiary of FTD Corporation)
                Consolidated Statements of Cash Flows, Continued
 Year ended June 30, 1996, periods December 19, 1994, through June 30, 1995 and
     July 1, 1994, through December 18, 1994, and year ended June 30, 1994


                                                                                                         Predecessor Company
                                                                                                   -------------------------------
                                                                                December 19,       July 1, 1994
                                                                                   1994               Through
                                                         Year ended               Through           December 18,      Year ended
                                                        June 30, 1996          June 30, 1995            1994         June 30, 1994
                                                        -------------          -------------            ----         -------------
Supplemental disclosures of cash flow information:
  Interest paid                                          $12,113,803             6,704,045            1,249,086         2,874,507
                                                         ===========             =========            =========         =========
  Income taxes paid                                      $   200,978               260,391              241,783           364,060
                                                         ===========             =========            =========         =========
Supplemental disclosure of noncash investing and financing activities:
  The Company was acquired by FTD Corporation on December 19, 1994 (see note 2.)  The acquisition was effected through a merger with a subsidiary of FTD Corporation, with the Company surviving the merger as a wholly owned subsidiary of FTD Corporation, as follows:

  Cash utilized to effect merger                                                                                     $109,028,269
  Noncash items:
     Reduction of proceeds from long-term debt for financing costs                                                      5,992,405
     Value ascribed to common stock warrants issued                                                                     1,500,000
     Reduction in accrued severance costs subsequent to initial purchase price allocation                               3,138,000
     Other purchase accounting adjustments for assets acquired and liabilities assumed                                   (808,674)
                                                                                                                     ------------
        Total purchase price                                                                                         $118,850,000
                                                                                                                     ============







See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
                   Notes to Consolidated Financial Statements
                       Years ended June 30, 1996 and 1995



(1)   Accounting Policies

      Principles of Consolidation

      The consolidated financial statements at June 30, 1996 and 1995, include the accounts of Florists' Transworld Delivery, Inc. ("FTD, Inc."), a wholly owned subsidiary of FTD Corporation, and FTD, Inc.'s wholly owned subsidiaries- Florists' Transworld Delivery Association of Canada Limited and FTD Holdings, Inc. ("Holdings"), and its subsidiary, Renaissance Greeting Cards, Inc. ("Renaissance"), (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's one-third interest in Interflora, Inc., is accounted for on the equity basis. The Company is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services to the retail floral industry in the United States and Canada.

      Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

      Cash and Cash Equivalents

      The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

      Fair Value of Financial Instruments

      Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At June 30, 1996, because of the short maturity of those instruments, the fair value of these financial instruments approximates the carrying amount with the exception of long-term debt as discussed in note 4.

      Inventories

      Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales) value.

      Property and Equipment

      Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Assets acquired on December 19, 1994 (see note 2), have been recorded at fair value as of that date.

      Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss is included as selling, general and administrative expense in the accompanying consolidated statements of operations.

      Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

      Systems Software

      Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years. Assets acquired on December 19, 1994 (see note 2), have been recorded at fair value as of that date.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(1)   Accounting Policies, Continued

      Intangibles

      Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized over 30 years. Other intangibles consist of trademarks, trained workforce, and software, and are being amortized over 40, 7, and 5 years, respectively, using the straight-line method.

      The Company periodically evaluates whether events and circumstances that have occurred subsequent to the Merger Date (see note 2) indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period.

      Income Taxes

      The Company files a consolidated federal income tax return with its subsidiaries and its parent, FTD Corporation. The Company's tax provision is calculated on a separate return basis. Deferred taxes are provided on items that result from temporary differences in the recognition of revenue and expense for tax and financial statement reporting purposes. The Predecessor Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, as of July 1, 1993 (see note 7).

      Foreign Currency Translation

      In accordance with SFAS No. 52, balance sheet accounts of the Company's foreign operations are translated from Canadian currency into U.S. dollars at year-end exchange rates, while income and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses related to net assets located outside the United States are included in retained earnings. Gains and losses resulting from foreign currency transactions are included in net income.

      Revenues

      Revenues earned for processing floral orders are recorded in the month the orders are reported to the Company as filled. Revenues for other services related to the processing of floral orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued.

      Use of Estimates

      Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(1)   Accounting Policies, Continued

      New Accounting Pronouncements

      During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, Statement No. 123 encourages companies to record the fair value of any stock awards as compensation expense within the income statement. Companies who choose to continue accounting for such stock awards in accordance with Accounting Principles Board Opinion No. 25 must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method. The Company expects the impact of this statement to be immaterial.

      On March 31, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived
      Assets and for Long-Lived Assets to Be Disposed of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill, if any, related both to assets to be held and assets to be disposed of. The Company will adopt this Statement in the first quarter of 1997 and anticipates the effect will be immaterial.

(2)   Acquisition

      On December 19, 1994 (the "Merger Date"), FTD Corporation, a Delaware corporation, completed an acquisition of all the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company" or the "Predecessor Company"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. The acquisition was effected through the merger (the "Merger") of FTD Acquisition Corp., a wholly owned subsidiary of FTD Corporation, with and into the Predecessor Company, with the Predecessor Company surviving the Merger as a wholly owned subsidiary of FTD Corporation. Concurrent with the Merger, the Predecessor Company was converted from a nonprofit cooperative association to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

      The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements at June 30, 1996 and 1995, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Predecessor Company as of December 19, 1994, based on their respective estimated fair values. The preliminary allocation of the total purchase price to assets acquired and liabilities assumed as of the Merger Date was as follows:

               Current assets                                                            $  94,694,000
               Goodwill and other intangible assets                                         88,561,000
               Other noncurrent assets                                                       6,633,000
               Property and equipment                                                       45,294,000
               Liabilities                                                                (116,332,000)
                                                                                         -------------

               Total purchase price                                                      $ 118,850,000
                                                                                         =============

      The statements of financial position of the Company after the Merger are not comparable to the historical statements of financial position of the Predecessor Company prior to the Merger, as a result of the Merger and corresponding allocation of the total purchase price which resulted in a different cost basis for the statements of financial position. In addition, in connection with the Merger, certain trade association activities of the Predecessor Company were separated and are currently being performed by a separate, nonprofit corporation, FTD Association.

      Upon consummation of the acquisition of the Company by FTD Corporation, management began to assess and formulate a plan to involuntarily terminate and/or relocate employees of the Company as part of its relocation and/or consolidation efforts. As of June 30, 1996, management has completed its assessment. Costs to involuntarily terminate and/or relocate employees of the Company as a result of the Merger continue to be incurred.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(2)   Acquisition, Continued

      The initial allocation of the total purchase price referred to above included a reserve for the estimated cost of planned termination, severance and relocation. The activity in such reserves during the period December 19, 1994 through June 30, 1995 and the year ended June 30 1996, can be summarized as follows:

                                                       Severance          Relocation
                                                        Benefits            Costs      Other          Total
                                                        --------            -----      -----          -----
      Initial estimate as of December 19, 1994        $5,573,000          600,000       863,000       7,036,000

      Costs paid during the period December 19, 1994
        through June 30, 1995                            843,000             -          232,000       1,075,000
                                                      ----------          -------       -------       ---------

      Remaining liability as of June 30, 1995          4,730,000          600,000       631,000       5,961,000

      Costs paid during the year ending June 30, 1996  1,310,000           41,000       153,000       1,504,000

      Reduction of accrued liability during the year
         ending June 30, 1996                          2,370,000          480,000       288,000       3,138,000
                                                      ----------          -------       -------       ---------

      Remaining liability as of June 30, 1996         $1,050,000           79,000       190,000       1,319,000
                                                      ==========          =======       =======       =========

      The amounts included above representing reductions in the accrued liability during the year ending June 30, 1996 were recorded as adjustments to the allocation of the purchase price, and therefore, reductions to goodwill. The remaining liability as of June 30, 1996 will be utilized to complete the Company's plan of involuntary terminations and/or employee relocations which is underway.

(3)   Intangibles

      At June 30, 1996 and 1995, goodwill and other intangible assets consisted of the following:

                                                                                     1996             1995
                                                                                     ----             ----
               Goodwill                                                            $ 69,187,677    69,460,954
               Trademarks                                                            15,000,000    15,000,000
               Trained workforce                                                      2,100,000     2,100,000
               Software                                                               2,000,000     2,000,000
                                                                                   ------------    ----------

               Total                                                                 88,287,677    88,560,954

               Less accumulated amortization                                          4,873,584     1,522,906
                                                                                   ------------    ----------

               Total                                                               $ 83,414,093    87,038,048
                                                                                   ============    ==========

      The Company had no intangibles prior to the Merger Date. The change in goodwill resulted from adjustments to the reserve for estimated costs of planned termination, severance and relocation (see note 2), as well as pension and postretirement obligations (see notes 8 and 9).

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(4)   Financing Arrangements

      Long-term Debt

      At June 30, 1996 and 1995, long-term debt consisted of the following:



                                                                                      1996             1995
                                                                                      ----             ----
      Series B senior subordinated notes, interest payable semiannually at
          14%, due December 15, 2001, net of unamortized discount of
          $2,580,446 and $2,863,639 at June 30, 1996 and 1995,                    $ 57,419,554       57,136,361
          respectively
      Term loans, payable quarterly at various amounts, plus interest at a weighted average floating Eurodollar rate of 8.5% and 9.2% at
          June 30, 1996 and 1995, respectively, due December 15, 1999               38,781,256       43,500,000
      Other                                                                             76,631          120,147
                                                                                  ------------      -----------

                Total long-term debt                                                96,277,441      100,756,508

      Less current maturities                                                        8,496,171        4,704,322
                                                                                  ------------      -----------

                Long-term debt, less current maturities                           $ 87,781,270       96,052,186
                                                                                  ============      ===========


      The principal reductions required for each of the following five years and thereafter are as follows:

               1997                                                                                $ 8,496,171
               1998                                                                                 11,449,704
               1999                                                                                 12,434,491
               2000                                                                                  6,477,521
               2001                                                                                       -
               Thereafter                                                                           60,000,000
                                                                                                   -----------

                     Total                                                                         $98,857,887
                                                                                                   ============

      The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company was in compliance with all debt covenants at June 30, 1996. The Company's debt agreements also
      include   restrictions on the declaration and payment of dividends. The term loan agreement requires the Company to repay principal of the loans to the extent cash flow generated in the fiscal year exceeds certain calculated amounts. As of June 30, 1996 the estimated fair value of long-term debt, discounted at current rates, was $104,397,000.

      Line of Credit

      The Company has a $25,000,000 unsecured line of credit, obtained during fiscal year 1995, with a group of banks at an interest rate varying with prime or other indices. There were no borrowings on this line during 1996 or 1995. The Company must pay a commitment fee of one-half of 1 percent annually on the unused portion of the commitment.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                (a wholly owned subsidiary of FTD Corporation)
            Notes to Consolidated Financial Statements, Continued


(5)   Leases

      As Lessor

      The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows:



                                                  1996               1995
                                                  ----               ----
      Mercury consoles                      $  23,186,780        22,705,868
      Less:  Accumulated depreciation          10,945,722         3,489,603
                                               ----------        ----------

         Net investment                     $  12,241,058        19,216,265
                                               ==========        ==========

      As Lessee

      The minimum aggregate annual operating lease obligations related to facilities and equipment are as follows:

                  1997                                          $ 1,009,200
                  1998                                              705,700
                  1999                                              510,300
                  2000                                              352,000
                  Thereafter                                        461,200
                                                                -----------

                       Total                                    $ 3,038,400
                                                                ===========

      Rental expense with respect to operating leases for the year ended June 30, 1996, the period December 19, 1994 through June 30, 1995, the period July 1, 1994 through December 18, 1994 and the year ended June 30, 1994 was $802,000, $459,000, $486,000 and $944,000, respectively.

(6)   Advertising and Sales Promotion Costs

      The Company expenses advertising time and space costs, and related residual rights and contracts at the time the advertising is broadcast or displayed. Production and promotion costs are charged to expense when incurred. Costs of promotional materials and product catalogs distributed to members or consumers are expensed over the periods to which the materials relate. Advertising awarded to FTD members under the Company's incentive program is charged to expense when incurred.

      Advertising and sales promotion expense was $31 million, $16 million, $12 million and $30 million for the year ended June 30, 1996, the periods December 19, 1994, through June 30, 1995, and July 1, 1994, through December 18, 1994, and the year ended June 30, 1994, respectively. Advertising and sales promotion expense for the year ended June 30, 1996 includes $3.8 million of accrued advertising costs earned by FTD members that will be paid in fiscal 1997 under a new incentive program established in fiscal 1996. No such costs were incurred in prior years.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued



(7)   Income Taxes

      As described in note 1, the Predecessor Company adopted SFAS No. 109 effective July 1, 1993. In connection with the Merger and the Predecessor Company's conversion from a nonprofit cooperative association to a for-profit corporation for federal income tax purposes, certain adjustments were recorded as of the Merger Date to the Predecessor Company's deferred tax assets and liabilities established in accordance with SFAS No. 109 for temporary differences created through the allocation of the total purchase price as described in note 2.

      At June 30, 1996 and 1995, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                                           1996             1995
                                                                           ----             ----
      Current deferred tax assets:
         Accrued member incentive obligations                            $3,058             2,341
         Accrued severance costs                                            499             2,206
         Allowance for doubtful accounts                                    518               585
         Unearned income                                                    617               559
         Inventory                                                          497               500
         Accrued vacation                                                   246               279
         Other                                                              134               360
                                                                         ------            ------
                 Current deferred tax assets                              5,569             6,830
                                                                         ------            ------
      Noncurrent deferred tax assets:
         Net operating loss carry forwards                                4,844             3,842
         Postretirement benefit obligations                               2,650             2,711
         Accrued pension                                                  1,503             1,082
         Other                                                              197               117
                                                                         ------            ------
                          Noncurrent deferred tax assets                  9,194             7,752

      Noncurrent deferred tax liabilities--tax over
         book depreciation and differences in basis                       7,500             8,824
                                                                         ------            ------
                 Net noncurrent deferred tax assets (liabilities)         1,694            (1,072)
                                                                         ------            ------
      Deferred tax assets valuation allowance                            (1,500)           (1,000)
                                                                         ------            ------
      Net deferred tax assets                                            $5,763             4,758
                                                                         ======            ======

      The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on its evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1,500,000 and $1,000,000 is appropriate at June 30, 1996 and 1995, respectively.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(7)   Income Taxes, Continued

      The Company's net operating loss carryforwards at June 30, 1996 and 1995, of approximately $13.1 million and $11.9 million, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $3.6 million in 2007; $2.3 million in 2008; $0.8 million in 2009; $5.2 million in 2010; and $1.2 million in 2011. In addition, as a result of the Merger (see note 2), the Company's pre-Merger net operating loss carryforwards of approximately $6.7 million available to be utilized in the future are limited to approximately $1.8 million per year.

      The provision for income taxes for the year ended June 30, 1996 and the period December 19, 1994 through June 30, 1995, differs from the amount computed by applying the U.S. federal income tax rate (35 percent) to pretax income because of the effect of the following items (in thousands):

                                                                                                   Period
                                                                                                 December 19,
                                                                                   Year             1994
                                                                                   Ended           Through
                                                                                  June 30,         June 30,
                                                                                   1996             1995
                                                                                   ----             ----
      Tax (benefit) at U.S. federal income tax rate                             $ (3,001)           509
      State income taxes (benefit), net of federal income tax benefits              (172)            29
      Taxes on foreign subsidiary in excess of income taxes at statutory rate         23             17
      Amortization of goodwill and other intangibles                                 842            464
      Valuation allowance                                                            500             -
      Other items, net                                                                 1              1
                                                                                --------         ------

                 Reported income tax (benefit) expense                          $ (1,807)         1,020
                                                                                ========         ======

      Prior to the Merger Date, the Company conducted substantially all business activities as a cooperative and, accordingly, no U.S. income taxes were provided. The Company's income tax expense for the period July 1, 1994, through December 18, 1994, and the year ended June 30, 1994, were primarily foreign taxes applicable to operations in Canada.

(8)   Postretirement Benefits Other Than Pensions

      The Company provides certain postretirement health care benefits to substantially all employees who retire with a minimum of 10 years of service and have attained 60 years of age. The plan retirees are required to share in the cost of the benefit. There are currently no plans to modify or terminate the plan; however, the Company is under no obligation to continue the plan under its current form and may modify or terminate the plan at the discretion of the board of directors.

      Effective July 1, 1993, the Predecessor Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, for its unfunded postretirement health care program. This statement requires that the expected cost of postretirement benefits be recognized in the financial statements during the employees' active service period. The Predecessor Company elected to immediately recognize as a charge to expense its transition obligation of $6,277,000.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(8)   Postretirement Benefits Other Than Pensions, Continued

      At June 30, 1996 and 1995, the status of the plan consisted of the following:

                                                                                                    1996             1995
                                                                                                    ----             ----
                        Retirees                                                               $  4,198,000        4,435,000
                        Fully eligible active participants                                           62,000         -
                        Other Active participants                                                 1,921,000        3,124,000
                                                                                               ------------        ---------

                             Accumulated postretirement benefit obligation                        6,181,000        7,559,000

                        Unrecognized net gain                                                     1,238,000          -
                                                                                               ------------        ---------


                        Accrued postretirement benefit liability                               $  7,419,000        7,559,000
                                                                                               ============        =========


      At June 30, 1995, the accrued postretirement benefit liability included employees who were subsequently voluntarily or involuntarily terminated as part of the Company's plan to relocate and/or consolidate employees. Upon the completion of the Company's plan, a reduction to the accrued postretirement benefit liability of $590,000 was recorded to reflect the impact of this plan.

      Net periodic postretirement benefit costs for the year ended June 30, 1996, the periods December 19, 1994, through June 30, 1995 and July 1, 1994, through December 18, 1994 and the year ended June 30, 1994 included the following components:

                                                                               Predecessor Company
                                                                    ---------------------------------------
                                                      Period               Period
                                                December 19, 1994          July 1
                               Year Ended        Through June 30,          Through             Year Ended
                              June 30, 1996            1995           December 18, 1994       June 30, 1994
                              -------------    -------------------- ---------------------     -------------
      Service cost            $  194,000             168,000              208,400               342,100
      Interest cost              438,000             294,000              307,400               522,900
      Unrecognized prior
      period gain                (54,000)               -                    -                     -
                              ----------             -------              -------               -------

         Total                $  578,000             462,000              515,800               865,000
                              ==========             =======              =======               =======


      The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 8.0 percent through December 18, 1994,
      8.5 percent for the period December 19, 1994, through June 30, 1995, 7.75 percent at June 30, 1995 and 7.5 percent at and for the year ended June 30, 1996. The assumed health care cost trend rate used in measuring the APBO was 10.0 percent and graded down to 5.5 percent over 12 years at June 30, 1996 and 13.2 percent and graded down to 6.4 percent over 13 years at June 30, 1995. If the current health care cost trend rate assumption was increased by 1 percent, the APBO as of June 30, 1996, would increase approximately $1,006,000, or 16 percent, while the periodic cost for the fiscal year ended June 30, 1996, would have increased approximately $131,000, or 21 percent.

(9)   Pension Plans

      The Company has both a defined benefit and a defined contribution plan which cover substantially all domestic employees. The Company's funding policy is to contribute annually to the defined benefit plan the amount deductible for income tax purposes. Contributions of approximately $1,223,000 were made to the defined benefit plan in 1996. No contribution was made in 1995. Contributions of approximately $1,195,000 were made to the defined benefit plan in 1994 by the Predecessor Company. The Company's matching contributions to the defined contribution plan are determined at the discretion of the board of directors. No matching contributions have been made in 1996, 1995, or 1994.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(9)   Pension Plans, Continued

      Pension expense, including administrative costs, charged to the Company's operations for the above-mentioned pension plans amounted to $903,000 for the year ended June 30, 1996, $507,000 for the period December 19, 1994, through June 30, 1995, and for the Predecessor Company, $646,000 for the period July 1 through December 18, 1994, and $931,000 in 1994.

      Benefits under the Company's defined benefit plan are based on employee's age, years of service, and the highest consecutive five-year average compensation.

      Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the Company's defined benefit plan was computed as follows:

                                                                                Predecessor Company
                                                                         -------------------------------
                                                          Period            Period
                                                        December 19,        July 1
                                   Year ended           1994 Through       Through          Year ended
                                    June 30,              June 30,        December 18,        June 30,
                                      1996                1995               1994              1994
                                      ----                ----               ----              ----
      Service cost              $    616,000             360,000           458,000           763,000
      Interest cost                  820,000             387,000           447,000           705,000
      Actual (gain) loss on
        plan assets               (1,434,000)           (566,000)         (299,000)          115,000
      Net amortization and
        deferral                     901,000             310,000            30,000          (678,000)
                                ------------             -------           -------           -------

              Pension expense   $    903,000             491,000           636,000           905,000
                                ============             =======           =======           =======


     At June 30, 1996 and 1995, the funded status of the defined benefit plan was as follows:

                                                                  1996             1995
                                                                  ----             ----
      Actuarial present value of:

         Vested benefit obligations                         $  6,136,000           5,576,000

         Nonvested benefit obligations                           840,000             800,000
                                                            ------------           ---------
                 Accumulated benefit obligations            $  6,976,000           6,376,000
                                                            ============           =========

      Projected benefit obligations                         $ 10,653,000           9,786,000
      Plan assets at fair value                               (5,780,000)         (5,948,000)
                                                            ------------           ---------

                Projected benefit obligations in excess of
                   plan assets                                 4,873,000           3,838,000
      Unrecognized net gain                                      212,000             310,000
                                                            ------------           ---------

           Total accrued pension obligations                $  5,085,000           4,148,000
                                                            ============           =========

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (a wholly owned subsidiary of FTD Corporation)
             Notes to Consolidated Financial Statements, Continued


(9)   Pension Plans, Continued

      For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75 percent preretirement and 6 percent postretirement for those participating in the defined benefit plan on November 1, 1976, and 7.75 for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75 percent for both preretirement and postretirement for all plan participants. The weighted average discount rate was 8.5 percent preretirement and 6 percent postretirement for those participating in the defined benefit plan on November 1, 1976, and 8.5 percent for all others for the period December 19, 1994, through June 30, 1995. The weighted average discount rate was 8 percent preretirement and 6 percent postretirement for those participating in the defined benefit plan on November 1, 1976 for the period July 1 through December 18, 1994, and in 1994. For all others in the period July 1 through December 19, 1994, and in 1994, the rate was 8 percent. The discount rate used to calculate the projected benefit obligation at June 30, 1996, was decreased to 7.5 percent. For all periods presented, the rate of increase in future compensation levels was 5 percent and the expected long-term rate of return on assets was 9 percent.

      At June 30, 1995 the calculated projected benefit obligation assumed that certain employees of FTD Association, who were formerly employees of the Company, were active plan participants continuing to earn benefits. Subsequent to June 30, 1995, the status of FTD Association employees was changed to vested terminated participants who were due a lump sum under the plan agreement and, accordingly, the calculated projected benefit obligation was increased by $734,000.

(10)  Related Party Transactions

      Operating expenses for the year ended June 30, 1996 and the period December 19, 1994, through June 30, 1995, include $1,000,000 payable each period to certain investors of FTD Corporation for management consulting services.

      The Company entered into an employment agreement dated as of March 31, 1995, with its president and chief executive officer (the "CEO") through June 30, 2000 (the "Employment Agreement"), with automatic one-year renewals thereafter.

      The Employment Agreement provided, among other things, for the sale to the CEO of 127,500 shares of common stock of FTD Corporation at the assumed fair market value on the agreement date of $4.71 per share. A portion of such purchase was financed through (i) a $100,000 one-year, interest-free loan from FTD Corporation, and (ii) a $150,000 interest-bearing loan from FTD Corporation due June 30, 1996. The interest-free loan was forgiven in its entirety by June 30, 1996 and was recorded as compensation expense by the Company in the amount of $97,000 for the year ended June 30, 1996. The outstanding principal balance of the interest-bearing loan accrued interest at 9 percent per annum. At June 30, 1996, $128,419 was outstanding from these notes.

(11)  Commitments and Contingencies

      The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

                          Independent Auditors' Report

The Board of Directors
Florists' Transworld Delivery, Inc.:

Under date of July 31, 1996, we reported on the consolidated statements of financial position of Florists' Transworld Delivery, Inc., as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year ended June 30, 1996 and the periods July 1, 1994, through December 18, 1994 and December 19, 1994, through June 30, 1995, which are included in the annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG PEAT MARWICK LLP


Detroit, Michigan
September 24, 1996

                     FLORISTS' TRANSWORLD DELIVERY, INC.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                        ------------------
                                         Balance        Charged to      Charged                          Balance
                                        Beginning       Cost and        to Other                         at End
                                        of Period       Expenses        Accounts        Deductions      of Period
                                        ---------       ----------      --------        ----------      ---------
YEAR 1994
   Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet) .........................     $1,075,000      $  797,128      $38,279(a)      $  635,407(b)   $1,275,000

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet) .................     $  550,000      $  470,599         ----         $  720,599(c)   $  300,000

Period July 1, 1994 through December 18, 1994
Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet) .........................     $1,275,000      $  113,359      $13,023(a)      $  400,215(b)   $1,001,167

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet)                       $  300,000      $  237,150         ----         $  137,145(c)   $  400,005

Period December 19, 1994 through June 30, 1995
   Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet)                               $1,583,158(d)   $  563,408      $14,206(a)      $  571,432(b)   $1,589,000

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet) .................     $  400,005      $  750,187          ---         $  805,192(c)   $  345,000

YEAR 1996
   Allowance for doubtful accounts
   (shown as deduction from
   Accounts Receivable in balance
   sheet) .........................     $1,589,000      $  895,000      $80,000(a)      $1,152,000(b)   $1,412,000

   Inventory valuation reserve
   (included in Inventories, net in
   balance sheet) .................     $  345,000      $1,325,000          ---         $1,276,000(c)   $  394,000


(a) Collection of accounts previously written off
(b) Uncollectible accounts written off
(c) Valuation writedown
(d) Due to the Acquisition, basis of assets between periods may not be comparable

                              INDEX TO EXHIBITS



                                                                Paper (P)
Exhibit                                                         or
Number       Exhibit                                            Electronic (E)
- ------       --------                                           --------------

3.1          Restated Articles of Incorporation
             of the Registrant. (Incorporated by
             reference to Exhibit 3.1 of the Registrant's
             Registration Statement on  Form S-1 (File No.
             33-88628).)

3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's
             Annual Report on Form 10-K for fiscal year ended June 30, 1995.)

4.1          Indenture, dated as of December 1, 1994
             (the "Indenture"), by and between the
             Registrant and First Trust of New York,
             National Association, as Trustee.  (In-
             corporated by reference to Exhibit 4.1
             of the Registrant's Registration
             Statement on Form S-1 (File No. 33-88628).)

4.2          Supplemental Indenture, dated as of
             December 19, 1994 to the Indenture.
             (Incorporated by reference to Exhibit
             4.3 of the Registrant's Registration
             Statement on Form S-1 (File No. 33-88628).)

10.1(a)      Credit Agreement, dated as of December 19,
             1994, among the Registrant, FTD
             Corporation, the various lending institutions party thereto and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit
             10.1 of the Registrant's Registration
             Statement on Form S-1 (File No. 33-88628).)

10.1(b) First Amendment to Credit Agreement, dated as of August 30, 1995, among the Registrant, FTD
             Corporation, the lending institutions party to the Credit Agreement and the Bankers Trust
             Company, as Agent. (Incorporated by reference to Exhibit 10.1(b) of the Florists' Transworld
             Delivery Inc. Annual Report on Form 10-K for fiscal year ended June 30, 1995.)

                                                                Paper (P)
Exhibit                                                         or
Number                    Exhibit                               Electronic (E)
- ------                    -------                               --------------

10.1(c) Second Amendment to Credit Agreement, dated as of June 11, 1996, among the Registrant, FTD Corporation, the lending institutions party to the Credit Agreement and Bankers
             Trust Company, as Agent. (Incorporated by reference to Exhibit I(d) of the FTD
             Corporation Registration Statement on Form
             8-A filed August 28, 1996.)

10.2 Pledge Agreement, dated December 1, 1994, by and among the Registrant, FTD
             Corporation., FTD Holdings Incorporated,
             FTD Direct Access, Inc., Directory
             Advertising, Inc. and Bankers Trust
             Company, as Agent.  (Incorporated by
             reference to Exhibit 10.2 of the
             Registrant's Registration Statement on Form
             S-1 (File No. 33-88628).)

10.3         Security Agreement, dated December 19,
             1994, by and among the Registrant, FTD
             Corporation., certain subsidiaries of the
             Registrant and Bankers Trust Company, as
             Agent.  (Incorporated by reference to
             Exhibit 10.3 of the Registrant's
             registration Statement on Form S-1 (File
             No. 33-88628).)

10.4         Consultation Agreement and Covenant Not to
             Compete, dated as of August 2, 1994,
             by and between the Registrant and John A.
             Borden.  (Incorporated by reference to
             Exhibit 10.8 of the Registrant's
             Registration Statement on Form S-1 (File No
             33-88628).)

10.5         Mutual Support Agreement, dated as of
             December 18, 1994, by and between the
             Registrant and FTD Association.
             (Incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (File No, 3-88628).)

10.6         Trademark License Agreement, dated as of
             December 18, 1994, by and between the
             Registrant and FTD Association.
             (Incorporated by reference to Exhibit 10.10 of the Registrant's Registration Statement on Form S-1 (File No. 33-88628).)


                                                                  Paper (P)
Exhibit                                                           or
Number                   Exhibit                                  Electronic (E)
- ------                   -------                                  --------------

10.7         Registration Rights Agreement, dated as of
             December 19, 1994, among the Registrant,
             FTD Corporation., BT Securities Corporation and Montgomery Securities. (Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form
             S-1 (File No. 33-88628).)

10.8         Tax Sharing Agreement, dated as of December
             19, 1994, between the Registrant and FTD
             Corporation. (Incorporated by reference to
             Exhibit 10.12 of the Registrant's
             Registration Statement on Form S-1 (File
             No. 33-88628).)

10.9 Employment Agreement, dated March 31, 1995, among Margaret C. Whitman, the Registrant and FTD Corporation. (Incorporated by reference to Exhibit 10.10 of the FTD
             Corporation Registration Statement on Form
             S-1 (File No. 33-91582).)

10.10        FTD Corporation 1994 Stock Award and
             Incentive Plan. (Incorporated by reference to Exhibit 10.14 of the FTD Corporation
             Registration Statement on Form S-1 (File
             No. 33-91582).)

21.1         Subsidiaries of the Registrant.
             (Incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form
             10-K for fiscal year ended June 30, 1995.)



27           Financial Data Schedule.                                       E