Form 10-Q
period 1996-09-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1996-11-14
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                             Commission File Number
                                    33-88628


                      FLORISTS' TRANSWORLD DELIVERY, INC.
             (Exact Name of Registrant as Specified in Its Charter)



     MICHIGAN                                                  38-0546960
     --------                                                  ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation of Organization)                            Identification No.)

                           29200 NORTHWESTERN HIGHWAY
                           SOUTHFIELD, MICHIGAN 48034
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (810) 355-9300
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                              --------      -------
     As of November 8, 1996, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.

                      FLORISTS' TRANSWORLD DELIVERY, INC.

                                     INDEX


                                                                           PAGE
                                                                           ----
Part I.     Financial Information

  Item 1.       Financial Statements:

                Consolidated Condensed Statements of Financial Position at
                September 30, 1996 and June 30, 1996                        3

                Consolidated Financial Statements for the Three Months Ended September 30, 1996 and 1995:

                Consolidated Statements of Operations                       4

                Consolidated Condensed Statements of Cash Flows             5

                Notes to Consolidated Financial Statements                  6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        7-9

Part II.    Other Information

  Item 4.       Submission of Matters to a Vote of Security Holders        10

  Item 6.       Exhibits and Reports on Form 8-K                           10

 Signatures                                                                11

 Exhibit Index                                                             12

                        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


                     FLORISTS' TRANSWORLD DELIVERY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                      September 30,
                                                           1996        June 30,
                                                       (Unaudited)       1996
                                                       -----------   ------------
                        ASSETS                               (In Thousands)
Current assets:
  Cash and cash equivalents                                $26,585        $26,536
  Accounts receivable, less allowance for doubtful
    accounts of $1,536 at September 30, 1996 and
    $1,412 at June 30, 1996                                 25,145         24,068
  Inventories, principally finished goods, net              13,903         12,467
  Other current assets                                       9,275          7,286
                                                           -------        -------
            Total current assets                            74,908         70,357
Property and equipment, less accumulated depreciation
  of $17,687 at  September 30, 1996 and $15,158 at
  June 30, 1996                                             33,817         35,328
Other noncurrent assets:
  Other noncurrent assets                                    6,673          6,856
  Goodwill and other intangible assets, less accumulated
    amortization of $5,719 at  September 30, 1996 and
    $4,874 at June 30, 1996                                 82,569         83,414
                                                           -------        -------
            Total other noncurrent assets                   89,242         90,270
                                                           -------        -------
            Total assets                                  $197,967       $195,955
                                                          ========       ========


                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                      $9,739         $8,496
  Accounts payable                                          28,155         28,357
  Accrued member incentive programs                         12,947         12,949
  Accrued severance and related costs                        1,008          1,319
  Other accrued liabilities                                 10,732          8,339
  Unearned income and members' deposits                     12,279         10,584
                                                           -------        -------
            Total current liabilities                       74,860         70,044
Long-term debt                                              85,113         87,781
Employee benefit obligations                                11,619         11,223
Minority interest in subsidiary                                159            171
Stockholder's equity:
  Common stock
  Paid-in capital                                           33,000         33,000
  Retained deficit                                          (6,784)        (6,264)
                                                           -------        -------
            Total stockholder's equity                      26,216         26,736
                                                           -------        -------
            Total liabilities and stockholder's equity    $197,967       $195,955
                                                          ========       ========



See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      Three Months     Three Months
                                          Ended            Ended
                                       September 30,    September 30,
                                          1996             1995
                                       -------------   -------------
                                              (In Thousands)

Revenues:
  Marketplace                              $13,639          $14,900
  Clearinghouse                              6,627            7,307
  Mercury Network                            8,497            7,221
  Other                                      8,305            7,108
                                       -----------      -----------
      Total revenues                        37,068           36,536
                                       -----------      -----------

Costs:
  Products and distribution                  9,461           10,002
  Floral order transmissions and
    processing services                      7,081            6,660
  Member programs                            6,811            6,309
                                       -----------      -----------
      Total costs of goods
       sold & services provided             23,353           22,971

  Selling, general and administrative       11,278            9,908
                                       -----------      -----------

      Income from operations                 2,437            3,657

  Interest (income)                           (344)            (289)
  Interest expense                           3,283            3,449
                                       -----------      -----------

      Income (loss) before income
        taxes and minority interest           (502)             497

  Income taxes                                  32              404
  Minority interest in loss of
       subsidiary                              (11)              (7)
                                       -----------      -----------

      Net income (loss)                      ($523)            $100
                                       ===========      ===========


  See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                      Three Months   Three Months
                                                          Ended          Ended
                                                      September 30,  September 30,
                                                          1996            1995
                                                       ------------  ------------
                                                             (In Thousands)
      CASH FLOWS FROM OPERATING ACTIVITIES:
              Net cash provided by operating activities     $2,935            $720

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                              (1,386)           (495)
                                                          --------         -------
              Net cash used in investing activities         (1,386)           (495)

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayments of long-term debt                      (1,503)         (1,001)
                                                          --------         -------
              Net cash used in financing activities         (1,503)         (1,001)

          Effect of exchange rate changes on cash                3              10
                                                          --------         -------

      NET INCREASE/(DECREASE) IN CASH AND
        CASH EQUIVALENTS                                        49            (766)

      CASH AND CASH EQUIVALENTS:
        BEGINNING OF PERIOD                                 26,536          24,375
                                                          --------         -------
        END OF PERIOD                                      $26,585         $23,609
                                                          ========         =======

      SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:
          Interest paid                                       $931          $1,010
                                                          ========         =======

          Income taxes paid                                   $100             $75
                                                          ========         =======





      See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and
notes for the year ended June 30, 1996.   In the opinion of Company
management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in the Company's business, operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that might be expected for the year ended June 30, 1997.

Certain amounts in the September 30, 1995 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

NOTE 2.   Accrued Severance and Related Costs

     The following table reflects the changes to the severance reserve for the three months ended September 30, 1996 (in thousands):


                                                 Remaining
                   Balance at                 Liability as of
                  June 30, 1996  Costs Paid  September 30, 1996
                  -------------  ----------  ------------------
Severance
benefits          $       1,050  $      310  $              740
Relocation costs             79           0                  79
Other                       190           1                 189
                  -------------  ----------  ------------------
     Total        $       1,319  $      311  $            1,008
                  =============  ==========  ==================

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

     The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1996 compared with the corresponding period of fiscal 1996.

     The Company generates its revenue from four principal areas of operation. Marketplace is the Company's wholesale supplier of non-perishable hardgoods to retail florists in North America. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network used by florists to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses. Other revenue is derived from the Direct Access direct marketing business, Advantage software, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased by $0.5 million, or 1.5%, to $37.0 million for the three months ended September 30, 1996, compared to $36.5 million for the three months ended September 30, 1995. Mercury Network revenue increased
$1.3 million due to increased console rental, order transmissions revenue and Advantage floral business systems sales. Other revenue experienced a net increase of $1.2 million as a result of increased Direct Access order volume and additional listings in the FTD Directory. Marketplace revenue experienced a net decrease of $1.3 million primarily due to lower sales of holiday containers and non-branded everyday products offset by sales of gourmet foods and imprinted products. Clearinghouse revenue decreased by $0.7 million as a result of a decline in the volume of floral orders cleared through FTD.

     The cost of goods sold and services provided increased by $0.4 million, or 1.7%, to $23.4 million for the three months ended September 30, 1996 from $23.0 million for the three months ended September 30, 1995. The change resulted primarily from increased costs associated with the sale of Advantage floral business systems. Lower costs of products and distribution corresponding to the decline in Marketplace sales partially offsets this increase. As a percent of revenue, cost of goods sold and services provided was 63.0% and 62.9% for the three month periods ended September 30, 1996 and 1995, respectively.

     Selling, general and administrative expenses increased by $1.4 million, or 13.8%, to $11.3 million for the three months ended September 30, 1996 from $9.9 million for the three months ended September 30, 1995.
Advertising and promotional expenditures increased by $0.8 million for the three months ended September 30, 1996 over the same period in the prior year as a result of the Company's advertising activities related to its member incentive program, which did not commence until the second quarter of fiscal 1996. In addition, general and administrative expenses increased by $0.6 million for the three months ended September 30, 1996 over the same period in the prior year primarily due to expenses resulting from the Company's relocation and/or consolidation efforts, recruiting fees and other costs.

     Interest expense for the three months ended September 30, 1996 was $3.3 million as compared to $3.4 million for the comparable period in the prior year. The decrease was attributable to lower interest rates and scheduled principal payments which reduced the debt outstanding in accordance with the terms of the Company's debt agreements.

     Income taxes for the three months ended September 30, 1996 were $32 thousand compared to $0.4 million for the comparable period in the prior year. The decrease in tax expense resulted from the decrease in taxable income.

     Net loss was $0.5 million for the three months ended September 30, 1996 compared to net income of $0.1 million for the three months ended September 30, 1995. The change is primarily attributable to the increased advertising expenditures and lower gross profit from Marketplace product sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $1.5 million of these loans in the three months ended September 30, 1996 and $7.7 million since January 1, 1995. No borrowings were made under the revolving credit facility during the three months ended September 30, 1996. The Company has funded the interest and debt repayments for the bank debt and the notes through cash flow from operations. The Company has obtained a waiver under the bank credit agreement deferring compliance with certain covenants at September 30, 1996. The Company is currently in discussions with its lenders under the bank credit agreement regarding changes to certain covenants. Management expects that the Company and such lenders will enter into an amendment to the bank credit agreement amending such covenants.

     For the three months ended September 30, 1996, cash flow reflected a net increase in cash of $49 thousand, as compared to a $0.8 million decrease in cash for the three months ended September 30, 1995.

     Cash provided by operating activities was $2.9 million for the three months ended September 30, 1996 compared to $0.7 million for the three months ended September 30, 1995. The increase resulted primarily from the timing of receivables settlement due to the timing of the quarter end. Depreciation and amortization, excluding amortization of deferred financing costs, was $3.6 million for the three months ended September 30, 1996 and $3.5 million for the three months ended September 30, 1995.

     Cash used in investing activities, consisting solely of capital expenditures, was $1.4 million for the three months ended September 30, 1996 compared to $0.5 million for the three months ended September 30, 1995.
Cash used in financing activities, reflecting the payment of principal on the term loans, was $1.5 million for the three months ended September 30, 1996 compared to $1.0 million for the three months ended September 30, 1995.


     In September 1996, based on a preliminary study of the Company's defined benefit pension plan, the Company determined that it will discontinue accruing benefits under the plan effective December 31, 1996. The Company expects to replace benefits under the current plan with a program which partially matches employees' contributions to a 401(k) program. While the impact of this change has not been fully determined, it is anticipated that implementation of the new plan will: (i) reduce operating expenses; (ii) reduce accrued pension obligations; and (iii) reduce cash payments required to fund the retirement benefit plan.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

On September 25, 1996, the following people were elected as directors of the Company by stockholder written consent: Richard C. Perry (Chairman), Margaret C. Whitman, Richard W. Boyce, Veronica K. Ho, Gary K. Silberberg, Gary Claar, William P. Phelan, Mark B. Wolpow, Catherine A. Hickman and Anthony P. Thonnerieux.

Item 6.  Exhibits and Reports on Form 8-K

 (a)           Exhibits


            Exhibit No.                 Description
            -----------                 -----------

              10         Waiver to Credit Agreement, dated as of
                         September 12, 1996, among FTD Corporation, the Company, the various lending institutions party thereto and Bankers Trust Company, as Agent.

              27         Financial Data Schedule



 (b)      Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 1996.


                      FLORISTS' TRANSWORLD DELIVERY, INC.


     By:         /s/  Douglas L. Hagemann
                 ------------------------------------
                 Douglas L. Hagemann
                 Vice President Finance and Stockholder Relations
                 (Principal financial officer authorized to sign on behalf of registrant)

         EXHIBIT INDEX


                                                           Paper (P)
                                                           or
Exhibit  Description                                       Electronic (E)
-------  -----------                                       --------------

  10     Waiver to Credit Agreement, dated as of
         September 12, 1996, among FTD Corporation,
         the Company, the various lending institutions
         party thereto and Bankers Trust Company, as Agent.       E


  27     Financial Data Schedule                                  E