Form 10-Q
period 1996-12-31
FLORISTS TRANSWORLD DELIVERY INC
filed 1997-02-11
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                             Commission File Number
                                    33-88628
                                    ---------

                      FLORISTS' TRANSWORLD DELIVERY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



       MICHIGAN                                           38-0546960
-------------------------------                       -------------------
(State or Other Jurisdiction of                         (I.R.S.Employer
Incorporation of Organization)                        Identification No.)


                           29200 NORTHWESTERN HIGHWAY
                           SOUTHFIELD, MICHIGAN 48034
              --------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (810) 355-9300
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ----       ----
     As of February 10, 1997, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.

                                     INDEX

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                                      PAGE

                                                                           PAGE
   Part I.  Financial Information                                          ----

     Item 1.   Financial Statements

               Consolidated Condensed Statements of Financial Position at
                 December 31, 1996 and June 30, 1996                           3

               Consolidated Statements of Operations

                 For the Three Months Ended December 31, 1996 and 1995         4

                 For the Six Months Ended December 31, 1996 and 1995           5

              Consolidated Condensed Statements of Cash Flows for the
              Six Months Ended December 31, 1996 and 1995                      6

              Notes to Consolidated Financial Statements                     7-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-11

   Part II.Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                12

   Signatures                                                                 13

   Exhibit Index                                                              14

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Florists' Transworld Delivery, Inc.
            Consolidated Condensed Statements of Financial Position


                                                                                  December 31,
                                                                                     1996           June 30,
                                                                                   (Unaudited)        1996
                                                                                  -------------     --------
                       ASSETS                                                         (In Thousands)
Current assets:
  Cash and cash equivalents                                                          $ 28,749        $ 26,536
  Accounts receivable, less allowance for doubtful accounts
    of $1,628 at December 31, 1996 and $1,412 at June 30, 1996                         36,215          24,068
  Inventories, principally finished goods, net                                         19,414          12,467
  Other current assets                                                                  9,380           7,286
                                                                                     --------        --------
                  Total current assets                                                 93,758          70,357
Property and equipment, less accumulated depreciation
  of $20,152 at  December 31, 1996 and $15,158 at June 30, 1996                        31,541          35,328
Other noncurrent assets:
  Other noncurrent assets                                                               6,714           6,856
  Goodwill and other intangible assets, less accumulated amortization
    of $6,565 at December 31, 1996 and $4,874 at June 30, 1996                         81,453          83,414
                                                                                     --------        --------
                   Total other noncurrent assets                                       88,167          90,270
                                                                                     --------        --------
                   Total assets                                                      $213,466        $195,955
                                                                                     ========        ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                                               $ 10,982        $  8,496
  Accounts payable                                                                     49,400          30,765
  Accrued member incentive programs                                                    14,666          12,949
  Accrued severance and related costs                                                     847           1,319
  Other accrued liabilities                                                             5,791           5,931
  Unearned income and members' deposits                                                12,568          10,584
                                                                                     --------        --------
               Total current liabilities                                               94,254          70,044
Long-term debt                                                                         82,448          87,781
Employee benefit obligations                                                           11,565          11,223
Minority interest in subsidiary                                                           140             171
Stockholder's equity:
   Common stock                                                                             -               -
   Paid-in capital                                                                     33,000          33,000
   Retained deficit                                                                    (7,941)         (6,264)
                                                                                     --------        --------
                  Total stockholder's equity                                           25,059          26,736
                                                                                     --------        --------
                  Total liabilities and stockholder's equity                         $213,466        $195,955
                                                                                     ========        ========



          See accompanying notes to consolidated financial statements.
                                       3

                      Florists' Transworld Delivery, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                   Three Months   Three Months
                                                     Ended          Ended
                                                   December 31,   December 3
                                                      1996           1995
                                                   -----------    -----------
                                                         (In Thousands)
Revenues:
  Marketplace                                        $11,055        $16,898
  Clearinghouse                                        9,992         10,791
  Mercury Network                                      9,902          8,353
  Other                                               10,691          9,823
                                                     -------        -------
      Total revenues                                  41,640         45,865
                                                     -------        -------
Costs:
  Products and distribution                            8,400         11,334
  Floral order transmissions and processing service    7,112          7,543
  Member programs                                      8,908          9,731
                                                     -------        -------
      Total costs of goods sold & services provided   24,420         28,608

  Selling, general and administrative                 15,790         18,725
                                                     -------        -------

      Income (loss) from operations                    1,430         (1,468)

  Interest (income)                                     (312)          (331)
  Interest expense                                     3,255          3,428
                                                     -------        -------
      Income (loss) before income taxes and
        minority interest                             (1,513)        (4,565)

  Income taxes (benefit)                                (340)        (1,468)
  Minority interest in loss of subsidiary                (19)           (25)
                                                     -------        -------
      Net income (loss)                              ($1,154)       ($3,072)
                                                     =======        =======





          See accompanying notes to consolidated financial statements.

                     Florists' Transworld Delivery, Inc.
                          Consolidated Statements of
                                 (Unaudited)



                                           Six Months     Six Months
                                             Ended          Ended
                                           December 31,   December 31,
                                              1996           1995
                                           ------------   ------------
                                                 (In Thousands)

Revenues:
  Marketplace                                  $24,694        $31,798
  Clearinghouse                                 16,618         18,098
  Mercury Network                               18,400         15,574
  Other                                         18,995         16,931
                                               -------        -------
      Total revenues                            78,707         82,401
                                               -------        -------
Costs:
  Products and distribution                     17,861         21,336
  Floral order transmissions and processi       14,192         14,203
  Member programs                               15,720         16,040
                                               -------        -------
      Total costs of goods sold & service       47,773         51,579

  Selling, general and administrative           27,069         28,634
                                               -------        -------
      Income from operations                     3,865          2,188

  Interest (income)                               (656)          (620)
  Interest expense                               6,537          6,877
                                               -------        -------
      Income (loss) before income taxes and
        minority interest                       (2,016)        (4,069)

  Income taxes (benefit)                          (309)        (1,064)
  Minority interest in earnings (loss) of
  Subsidiary                                       (30)           (32)
                                               -------        -------
  Net Income (loss)                            ($1,677)       ($2,973)
                                               =======        =======





          See accompanying notes to consolidated financial statements.

                      Florists' Transworld Delivery, Inc.
                      Consolidated Condensed Statements of
                                  (Unaudited)



                                                                    Six Months    Six Months
                                                                       Ended        Ended
                                                                    December 31,  December 31,
                                                                        1996         1995
                                                                    -----------    -----------
                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by operating activities                      $ 7,304     $11,306

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                (2,086)     (1,701)
                                                                      -------     -------
       Net cash used in investing activities                           (2,086)     (1,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                        (3,005)     (1,757)
                                                                      -------     -------
       Net cash used in financing activities                           (3,005)     (1,757)

   Effect of exchange rate changes on cash                                  -          11
                                                                      -------     -------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                      2,213       7,859

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                  26,536      24,375
                                                                      -------     -------
  END OF PERIOD                                                       $28,749     $32,234
                                                                      =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Interest paid                                                    $ 6,020      $6,016
                                                                      =======      ======
     Income taxes paid                                                $   148      $  119
                                                                      =======      ======

             See accompanying to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and
notes for the year ended June 30, 1996.   In the opinion of Company
management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in the Company's business, operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that might be expected for the year ended June 30, 1997.

     Certain amounts in the December 31, 1995 consolidated condensed financial statements have been reclassified to conform to the current year presentation.


NOTE 2.   Accrued Severance and Related Costs

     The following table reflects the changes to accrued severance and related costs for the six months ended December 31, 1996 (in thousands):


                          Balance                         Balance
                           at                               at
                          June 30,      Costs           December 31,
                           1996         Paid               1996
                          -------       ------          ------------
Severance benefits         $1,050        $462               $588

Relocation costs               79           0                 79

Other                         190          10                180
                           ------        ----               ----

      Total                $1,319        $472               $847
                           ======        ====               ====

                                   FTD INC.



NOTE 3. Pension Costs

     During the quarter ended December 31, 1996, the level of lump sum distributions made to participants in the Company's defined benefit pension plan caused a partial pension plan settlement, resulting in the recognition of a pre-tax pension settlement gain of $429,000. As virtually all of these distributions were accrued as part of the purchase price allocation in connection with the Merger, the settlement gain was accounted for as a reduction of goodwill as of December 31, 1996.

Note 4.  Subsequent Events

     The Company has established a new 401(k) savings plan for all its employees to replace certain benefits eliminated under its defined benefit
pension plan.  Effective January 1, 1997,   amendments to the Company's
defined benefit pension plan included the elimination of accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of approximately $2,665,000 is expected to be recognized in income during the quarter ending March 31, 1997.

     On January 3, 1997 the Board of Directors approved a plan to consolidate corporate staff and operations into one facility, which should enable the Company to improve program execution and to help achieve the Company's goal to better serve its customers, the independent retail florists, and to support their future success. The operations in Southfield, Michigan and Boston, Massachusetts will be consolidated into the Company's Downers Grove, Illinois facility. Non-recurring charges expected to be incurred in the quarter ended March 31, 1997, in connection with the consolidation include severance, employee retraining and relocation, asset impairment losses, and related consulting and other costs. A final estimate of such costs has not yet been determined, but is expected to range from $3,500,000 to $4,500,000 on a pre-tax basis.

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

        The following is a discussion of changes in the Company's financial condition and results of operations for the three and six month periods ended December 31, 1996 compared with the corresponding periods of 1995.

        The Company generates its revenue from four principal areas of operation. Marketplace represents the Company's wholesale distribution of non-perishable hardgoods to retail florists in North America. The Company's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and the Company receives a percentage of the sales price for the service. Mercury Network is the Company's proprietary telecommunications network used by florists to transmit floral orders through Florists' Transworld Delivery, Inc. or competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, credit card authorization and processing, publications and an after hours order taking service.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995.

        Revenue decreased by $4.2 million, or 9.2%, to $41.6 million for the three months ended December 31, 1996, compared to $45.9 million for the three months ended December 31, 1995. Mercury Network revenue increased $1.5 million due to increased transmissions revenue, other wire services revenue and sales of Advantage floral business systems. Other revenue experienced a net increase of $0.9 million, substantially the result of increased 1-800-SEND-FTD order volume. Marketplace revenue experienced a net decrease of $5.9 million primarily due to lower sales volume of holiday products. Clearinghouse revenue decreased by $0.8 million, which resulted from a decline in the volume of floral orders cleared through FTD.

        The cost of goods sold and services provided decreased by $4.2 million, or 14.6%, to $24.4 million for the three months ended December 31, 1996 from $28.6 million for the three months ended December 31, 1995. The change resulted primarily from lower cost of sales of Marketplace products as well as lower costs for the member incentive program. This decrease was offset by increased costs associated with the sale of Advantage floral business systems. As a percent of revenue, cost of goods sold and services provided decreased to 58.7% for the three months ended December 31, 1996 from 62.3% for the three months ended December 31, 1995.

        Selling, general and administrative expenses decreased by $2.9 million, or 15.7% for the three months ended December 31, 1996 compared to the same period in 1995. The decrease is primarily due to the Company's investment in increased advertising and promotional expenses for the comparable 1995 period.
        Interest expense for the three months ended December 31, 1996 was $3.2 million as compared to $3.4 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

        Income taxes for the three months ended December 31, 1996 were a benefit of $0.3 million compared to $1.5 million for the comparable period in the prior year. The change resulted from the change in taxable income
(loss).

        Net loss was $1.2 million for the three months ended December 31, 1996, an improvement of $1.9 million, or 62.1%, from a loss of $3.1 million for the three months ended December 31, 1995. The change is attributable to the factors previously discussed.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

        Revenue decreased by $3.7 million, or 4.5%, to $78.7 million for the six months ended December 31, 1996, compared to $82.4 million for the six months ended December 31, 1995.
Mercury Network revenue increased $2.8 million due to increased transmissions revenue, other wire services revenue and sales of Advantage floral business systems. Other revenue experienced a net increase of $2.1 million, substantially the result of increased 1-800-SEND-FTD order volume. Marketplace revenue decreased by a net amount of $7.1 million from the prior period due to lower sales volume of holiday products partially offset by increased sales of gourmet baskets and greeting cards in the six month period. Clearinghouse revenue decreased by $1.5 million which resulted from a decline in the volume of floral orders cleared through FTD.

        The cost of goods sold and services provided decreased by $3.8 million, or 7.4%, to $47.8 million for the six months ended December 31, 1996 from
$57.6 million for the six months ended December 31, 1995.  The decrease in
cost of goods sold is the result of lower cost of sales of   Marketplace
products as well as lower costs for the member incentive program. This decrease was offset by increased costs associated with the sale of Advantage floral business systems. As a percent of revenue, cost of goods sold and services provided decreased to 60.7% for the six months ended
December 31, 1996 from 62.6% for the six months ended December 31, 1995.

        Selling, general and administrative expenses decreased by $1.6 million, or 5.5% for the six months ended December 31, 1996 compared to the same period in 1995. The decrease is primarily due to the Company's investment in increased advertising and promotional expenses for the comparable 1995 period. This decrease was offset partially by an increase in general and administrative expenses due to the Company's relocation and/or consolidation efforts, recruiting fees and other costs.

     Interest expense for the six months ended December 31, 1996 was $6.5 million as compared to $6.9 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

     Income taxes for the six months ended December 31, 1996 were a benefit of $0.3 million compared to $1.1 million for the comparable period in the prior year. The change resulted from the change in taxable income (loss).

     Net loss was $1.7 million for the six months ended December 31, 1996, an improvement of $1.3 million, or 43.6%, from a loss of $3.0 million for the six months ended December 31, 1995. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million undrawn revolving credit facility. The term loans bear interest at floating rates and are to be repaid over five years. The Company has repaid $3.0 million of these loans in the six months ended December 31, 1996. No borrowings were made under the revolving credit facility during the six months ended December 31, 1996. The Company has funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

     For the six months ended December 31, 1996, cash flow reflected a net increase in cash of $2.2 million, as compared to a $7.9 million increase in cash for the six months ended December 31, 1995.

     Cash provided by operating activities was $7.3 million for the six months ended December 31, 1996 compared to $11.3 million for the six months ended December 31, 1995. The decrease resulted primarily from the increase in inventory over the prior year. Depreciation and amortization was $7.2 million for the six months ended December 31, 1996 and $7.1 million for the six months ended December 31, 1995.

     Cash used in investing activities, consisting solely of capital expenditures, was $2.1 million for the six months ended December 31, 1996 compared to $1.7 million for the six months ended December 31, 1995. Cash used in financing activities, reflecting the payment of principal on the term loans, was $3.0 million for the six months ended December 31, 1996 compared to $1.8 million for the six months ended December 31, 1995.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10 (a)  Amendment No. 1 to Employment Agreement.

     10 (b)  Third Amendment to Credit Agreement

     27      Financial Data Schedule


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of February, 1997.


                    FLORISTS' TRANSWORLD DELIVERY, INC.


                    By: /s/  Douglas L. Hagemann
                        ----------------------------
                        Douglas L. Hagemann
                        Vice President Finance and Stockholder Relations (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                EXHIBIT INDEX


                                                          Paper (P)
                                                          or
       Exhibit   Description                              Electronic (E)
       --------  -----------                              --------------

         10 (a)  Amendment No. 1 to Employment Agreement         E

         10 (b)  Third Amendment to Credit Agreement             E

         27      Financial Data Schedule                         E