Form 10-Q
period 1997-03-31
FLORISTS TRANSWORLD DELIVERY INC
filed 1997-05-15
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                             Commission File Number
                                    33-88628


                      FLORISTS' TRANSWORLD DELIVERY, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


      MICHIGAN                                 38-0546960
-------------------------------            --------------------
(State or Other Jurisdiction of            (I.R.S. Employer
Incorporation of Organization)              Identification No.)


                              3113 WOODCREEK DRIVE
                       DOWNERS GROVE, ILLINOIS 60515-5420
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                              ----------     ---------

         As of May 14, 1997, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.

                                     INDEX

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                                                                           PAGE
                                                                           ----
Part I.    Financial Information

    Item 1. Financial Statements

             Consolidated Condensed Statements of Financial Position at
                 March 31, 1997 and June 30, 1996                            3

             Consolidated Condensed Statements of Operations
                 For the Three and Nine Month periods Ended March 31, 1997
                 and 1996                                                    4

             Consolidated Condensed Statements of Cash Flows for the
                 Nine Month periods Ended March 31, 1997 and 1996            5

             Notes to Consolidated Financial Statements                      6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

Part II.   Other Information

    Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                                  14

Exhibit Index                                                               15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     FLORISTS' TRANSWORLD DELIVERY, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                              March 31,
                                                                                1997               June 30,
                                                                              (Unaudited)            1996
               ASSETS                                                      --------------         ----------
                                                                                      (In Thousands)

Current assets:
  Cash and cash equivalents                                                    $33,964               $26,536
  Accounts receivable, less allowance for doubtful accounts
    of $1,917 at March 31, 1997 and $1,412 at June 30, 1996                    $24,064                24,068
  Inventories, principally finished goods, net                                 $14,217                12,467
  Deferred income taxes                                                         $5,569                 5,568
  Other current assets                                                          $3,260                 1,718
                                                                           -----------            ----------
            Total current assets                                                81,074                70,357

Property and equipment, less accumulated depreciation
  of $22,690 at March 31, 1997 and $15,158 at June 30, 1996                     29,196                35,328
Other noncurrent assets:
  Deferred income taxes                                                            122                   194
  Deferred financing costs, less accumulated amortization of $2,455
    at March 31, 1997 and $1,648 at June 30, 1996                                3,663                 4,470
  Other noncurrent assets                                                        2,282                 2,192
  Goodwill and other intangible assets, less accumulated amortization
    of $7,410 at March 31, 1996 and $4,874 at June 30, 1996                     80,607                83,414
                                                                           -----------            ----------
            Total other noncurrent assets                                       86,674                90,270
                                                                           -----------            ----------
            Total assets                                                      $196,944              $195,955
                                                                           ===========            ==========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current maturities of long-term debt                                         $11,211                $8,496
  Accounts payable                                                              33,868                28,357
  Accrued member incentive programs                                             13,834                12,949
  Accrued severance and related costs                                            1,738                 1,319
  Other accrued liabilities                                                      7,607                 8,339
  Unearned income and members' deposits                                         12,206                10,584
                                                                           -----------            ----------
            Total current liabilities                                           80,464                70,044

Long-term debt                                                                  79,558                87,781
Postretirement benefits                                                          6,723                 7,162
Accrued pension obligations                                                      1,383                 4,061
Deferred income taxes                                                            1,287                    --
Minority interest in subsidiary                                                    164                   171
Stockholder's equity:
  Common stock                                                                      --                    --
  Paid-in capital                                                               33,000                33,000
  Accumulated earnings (deficit)                                                (5,635)               (6,264)
                                                                           -----------            ----------
            Total stockholder's equity                                          27,365                26,736
                                                                           -----------            ----------
            Total liabilities and stockholder's equity                        $196,944              $195,955
                                                                           ===========            ==========





          See accompanying notes to consolidated financial statements.

                        FLORISTS' TRANSWORLD DELIVERY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                               (IN THOUSANDS)


                                                              Three Months     Three Months      Nine Months    Nine Months
                                                                 Ended            Ended            Ended          Ended
                                                               March 31,         March 31,        March 31,      March 31,
                                                                  1997              1996            1997           1996
                                                             ------------       -----------      ----------      ----------
Revenues:
  Marketplace                                                     $18,837           $17,960         $43,531         $49,758
  Clearinghouse                                                     8,630             8,855          25,248          26,953
  Mercury Network                                                   9,298             8,316          27,698          23,876
  Other                                                            11,076             9,663          30,527          26,608
                                                             ------------       -----------      ----------      ----------
      Total revenues                                               47,841            44,794         127,004         127,195
                                                             ------------       -----------      ----------      ----------

Costs:
  Products and distribution                                        12,368            12,395          30,215          33,931
  Floral order transmissions and processing services                7,440             7,920          21,642          21,987
  Member programs                                                   7,407             7,546          23,586          23,587
                                                             ------------       -----------      ----------      ----------
      Total costs of goods sold & services provided                27,215            27,861          75,443          79,505

  Selling, general and administrative                              13,834            14,555          40,902          43,123
                                                             ------------       -----------      ----------      ----------

      Income from operations                                        6,792             2,378          10,659           4,567

  Interest (income)                                                  (359)             (366)         (1,015)           (986)
  Interest expense                                                  3,206             3,337           9,744          10,215
                                                             ------------       -----------      ----------      ----------

      Income (loss) before income taxes and
        minority interest                                           3,945              (593)          1,930          (4,662)

  Income taxes expense (benefit)                                    1,615                (3)          1,308          (1,066)
  Minority interest in income (loss) of subsidiary                     22                14              (7)            (18)
                                                             ------------       -----------      ----------      ----------

      Net income (loss)                                            $2,308             ($604)           $629         ($3,578)
                                                             ============       ===========      ==========      ==========





         See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Nine Months        Nine Months
                                                             Ended              Ended
                                                           March 31,          March 31,
                                                              1997               1996
                                                          -----------       -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities          $15,580              $2,640

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                    (2,339)             (3,246)
                                                          ----------        ------------
          Net cash used in investing activities               (2,339)             (3,246)

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term debt                            (5,751)             (3,260)
                                                          ----------        ------------
          Net cash used in financing activities               (5,751)             (3,260)

  Effect of exchange rate changes on cash                        (62)                 15
                                                          ----------        ------------

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                           7,428              (3,851)

  CASH AND CASH EQUIVALENTS:
    BEGINNING OF PERIOD                                       26,536              24,375
                                                          ----------        ------------
    END OF PERIOD                                            $33,964             $20,524
                                                          ==========        ============

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
      Interest paid                                           $6,610              $7,045
                                                          ==========        ============

      Income taxes paid                                         $194                $158
                                                          ==========        ============





         See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements of Florists' Transworld Delivery Inc. (the "Company" or "FTD") have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30,
1996.   In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1997.

         Certain amounts in the March 31, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.


Note 2.   Restructuring Costs

         On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which should enable FTD to improve program execution and to help achieve FTD's goal to better serve its customers. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings in Southfield, Michigan were sold at book value in a transaction which closed on April 21, 1997. The economic impact of this facility consolidation plan was estimable prior to March 31, 1997, and therefore, the direct costs associated with the plan were appropriately recognized in the three month period ending March 31, 1997. FTD's bank credit agreement requires FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized in selling, general and administrative
costs in the three month period ended March 31, 1997.   The severance cost
results from the planned termination of approximately 183 employees, who performed all the corporate and operating functions in the Southfield and Boston locations, of which approximately 164 employees had been terminated as of March 31, 1997.

         The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the nine month period ended March 31, 1997 (in thousands):



                           Balances     Additional
                             at       reserves due to              Balances
                           June 30,    consolidation of  Costs        at
                            1996        facilities       paid    March 31, 1997
                          ---------   ---------------    ------  --------------

 Severance benefits       $   1,319    $        1,292    $  873  $        1,738
 Asset impairment loss            0               763        31             732
 Other                            0               277        10             267
                          ---------   ---------------    ------  --------------
          Total           $   1,319    $        2,332    $  914  $        2,737
                          =========   ===============    ======  ==============



Note 3.  Employee Benefit Obligations

          FTD has established a new 401(k) savings plan for all of its eligible employees to replace certain benefits eliminated under its defined benefit
pension plan.  Effective January 1, 1997,   amendments to FTD's defined benefit
pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million was recognized in income as a reduction in selling, general and administrative costs during the three month period ended March 31, 1997.

         The consolidation of corporate staff and operations into one facility, together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and FTD's corresponding liability for certain post retirement benefits. These terminations caused a decrease in FTD's post retirement obligation and generated a pretax gain of $0.8 million which was recorded in the three month period ended March 31, 1997, as a reduction in selling, general and administrative expenses. In addition, FTD amended its post retirement benefit plan effective January 1, 1997, and will no longer provide such benefits to employees hired after January 1, 1997.

         The consolidation into one facility and the above described voluntary and involuntary employee terminations could also result in a partial settlement of FTD's defined benefit pension plan. Although FTD cannot currently estimate the number of terminated employees who will request an immediate cash distribution from the plan or the amount of cash distributions to be paid to such employees by June 30, 1997, FTD expects to recognize a settlement gain in the three month period ending June 30, 1997.

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

         The following is a discussion of changes in FTD's financial condition and results of operations for the three and nine month periods ended March 31, 1997, compared with the corresponding periods of 1996.

         FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of non-perishable hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to sending and receiving florists, and FTD receives a percentage of the sales price for the service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit floral orders through FTD or other competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, credit card authorization and processing, publication, an after hours order taking service, and other services.

THREE MONTH PERIOD ENDED MARCH 31, 1997, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1996.

          Revenue increased by $3.0 million, or 6.%, to $47.8 million for the three month period ended March 31, 1997, compared to $44.8 million for the three month period ended March 31, 1996. Mercury Network revenue increased $1.0 million due to increased sales of Advantage floral business systems, and transmissions revenue. Other revenue experienced a net increase of $1.4 million, substantially the result of increased 1-800-SEND-FTD order volume and publications revenue. Marketplace revenue experienced a net increase of $0.9 million primarily due to increased sales volume of holiday products resulting from the timing of Marketplace sales promotions. Clearinghouse revenue decreased by $0.2 million, which resulted from a decline in the volume of floral orders cleared through FTD. The timing of the Easter holiday increased revenues in Mercury Network, the Clearinghouse, and 1-800-SEND-FTD by approximately $0.2, $0.4, and $0.2 million, respectively.

         The cost of goods sold and services provided decreased by $0.6 million, or 2.3%, to $27.2 million for the three month period ended March 31, 1997 from $27.9 million for the three month period ended March 31, 1996. As a percent of revenue, cost of goods sold and services provided decreased to 56.9% for the three month period ended March 31, 1997, from 62.2% for the three month period ended March 31, 1996. The decrease in cost is substantially due to improvements in customer service operations.

         Selling, general and administrative expenses decreased $0.7 million for the three month period ended March 31, 1997, compared to the same period in 1996. General and administrative expenses decreased $3.9 million primarily due to a pension curtailment gain of $2.7 million and a $0.8 million post retirement curtailment gain. These gains were offset by increased costs of $3.0 million due to FTD's facility consolidation efforts, and other related actions.

         Interest expense for the three month period ended March 31, 1997, was $3.2 million as compared to $3.3 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

         Income taxes for the three month period ended March 31, 1997, were $1.6 million compared to a small tax benefit for the comparable period in the prior year. The change resulted from the increase in taxable income (loss).

         Net income was $2.3 million for the three month period ended March 31, 1997, an improvement of $2.9 million, from a loss of $0.6 million for the three month period ended March 31, 1996. The change is attributable to the factors previously discussed.

NINE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1996

          Revenue decreased by $0.2 million, to $127.0 million for the nine month period ended March 31, 1997, compared to $127.2 million for the nine month period ended March 31, 1996. Mercury Network revenue increased $3.8 million due to increased transmissions revenue, and increased sales of Advantage floral business systems. Other revenue experienced a net increase of $3.9 million, substantially the result of increased 1-800-SEND-FTD order volume
and publications revenue.   Marketplace revenue decreased by a net amount of
$6.2 million from the prior period due to lower sales volume of holiday products. Clearinghouse revenue decreased by $1.7 million which resulted from a decline in the volume of floral orders cleared through FTD.

         The cost of goods sold and services provided decreased by $4.1 million, or 5.1%, to $75.4 million for the nine month period ended March 31, 1997, from $79.5 million for the nine month period ended March 31, 1996. This is primarily the result of lower cost of goods related to the reduced Marketplace revenue discussed above. In addition, FTD realized cost reductions resulting from improvements in customer service operations. As a percent of revenue, cost of goods sold and services provided decreased to 59.4% for the nine month period ended March 31, 1997, from 62.5% for the nine month period ended March 31, 1996.

         Selling, general and administrative expenses decreased by $2.2 million, or 5.2% for the nine month period ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to FTD's investment in increased advertising and promotional expenditures for the comparable 1996 period. General and administrative expenses decreased $3.9 million primarily due to a pension curtailment gain of $2.7 million and a $0.8 million post retirement curtailment gain. These gains were offset by increased costs of $3.0 million due to FTD's facility consolidation efforts, and other related actions.

         Interest expense for the nine month period ended March 31, 1997, was $9.7 million as compared to $10.2 million in the prior year. The decrease was attributable to lower average debt outstanding due to scheduled principal payments.

         Income taxes for the nine month period ended March 31, 1997, were $1.3 million compared to a benefit of $1.1 million for the comparable period in the prior year. The change resulted from the increase in taxable income (loss).

         Net income was $0.6 million for the nine month period ended March 31, 1997, an improvement of $4.2 million, from a loss of $3.6 million for the nine month period ended March 31, 1996. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         FTD has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million revolving credit facility, which has not been utilized to date. The term loans bear interest at floating rates and are to be repaid over five years. FTD has repaid $5.8 million of these loans in the nine month period ended March 31, 1997. On April 21,1997, FTD paid down $6.2 million of the term loan with the net proceeds from the sale of its Southfield, Michigan building, as required by its bank credit agreement. FTD has funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

         For the nine month period ended March 31, 1997, FTD generated cash in the amount of $7.4 million, as compared to a $3.9 million decrease in cash for the nine month period ended March 31, 1996.

         Cash provided by operating activities was $15.6 million for the nine month period ended March 31, 1997, compared to $2.6 million for the nine month period ended March 31, 1996. Depreciation and amortization was $10.7 million for the nine month period ended March 31, 1997, and $11.6 million for the nine month period ended March 31, 1996. The increase in cash, in addition to improved operating results, is primarily due to the timing of Easter holiday credit card transactions which also reduce accounts receivable and increases accounts payable of FTD's floral customers.

         Cash used in investing activities, consisting solely of capital expenditures, was $2.3 million for the nine month period ended March 31, 1997, compared to $3.2 million for the nine month period ended March 31, 1996. Cash used in financing activities, reflecting the payment of principal on the term loans, was $5.8 million for the nine month period ended March 31, 1997, compared to $3.3 million for the nine month period ended March 31, 1996.

         On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which should enable FTD to improve program execution and to help achieve FTD's goal to better serve its customers. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings in Southfield, Michigan were sold at book value in a transaction which closed on April 21, 1997. The economic impact of this facility consolidation plan was estimable prior to March 31, 1997, and therefore, the direct costs associated with the plan were appropriately recognized in the three month period ending March 31, 1997. FTD's bank credit agreement requires FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no.94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity", non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized as liabilities as of March 31, 1997. Additional non-recurring expenses of $0.7 million were also incurred in connection with the consolidation resulting in a total of $3.0 million in non-recurring costs being recorded in the three month period ended March 31, 1997.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.               Description

  (a)    Exhibits

         10.a       Amendment No. 2 to Whitman Employment Agreement.

         10.b       Description of Key Management Incentive Plan

         27         Financial Data Schedule

  (b)    Reports on Form 8-K

         FTD did not file any reports on Form 8-K during the three month period ended March 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May, 1997.


                      FLORISTS' TRANSWORLD DELIVERY, INC.



                   By:  /s/  Douglas L. Hagemann
                        --------------------------------
                        Douglas L. Hagemann
                        Vice President Finance and Stockholder Relations (Principal financial officer and officer duly authorized to sign on behalf of registrant)

EXECUTIVE                               FTD CORPORATION


By:/s/ Margaret C. Whitman              By:  /s/ Richard Perry
   -----------------------                   -----------------
                                        Name:    Richard Perry
                                        Title:   Chairman of the Board

                                        FLORISTS' TRANSWORLD
                                        DELIVERY, INC.

                                        By:  /s/ Richard Perry
                                             -----------------
                                        Name:    Richard Perry
                                        Title:   Chairman of the Board

                                EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------

10.a                    Amendment No. 2 to Whitman Employment Agreement

10.b                    Description of Key Management Incentive Plan

27                      Financial Data Schedule