Form 10-K405
period 1997-06-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1997-09-30
CIK 935870

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1997

COMMISSION FILE NUMBER 33-88628

                      FLORISTS' TRANSWORLD DELIVERY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    MICHIGAN
                        (STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION)

                                   38-0546960
                                (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, IL 60515-5420
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code (630) 719-7800

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the registrant's voting stock was held by nonaffiliates of the registrant as of September 25, 1997. As of September 25, 1997, 100 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Florists' Transworld Delivery, Inc., a Michigan corporation (the "Company" or "FTD"), is the world's largest floral services organization based on the number of members of FTD Association (as defined below) and affiliated organizations. FTD Association has a membership of approximately 21,000 retail florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 32,000 additional retail florist shops in approximately 140 other countries. Through these members FTD offers consumers expedited delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo, one of the most recognized corporate logos in the world according to consumer recognition studies. See "-- Marketing and Advertising." A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology based transaction processing businesses, which include the Mercury Network, Clearinghouse, Advantage Software and Direct Access (1-800-SEND-FTD). In addition to the foregoing, FTD's operations include Marketplace and other businesses which support and enhance the retail florist industry. See "-- Operations."

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     The Company is the successor to a non-profit cooperative organization founded by a group of retail florists in the United States in 1910. The Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation, a Delaware corporation ("FTD Corporation"), of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     The Company operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD Corporation nor the Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Company and FTD Association have entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), which governs the relationship between the Company and FTD Association. Pursuant to the Mutual Support Agreement, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) the Company's prices to members for specified services will not be increased above those charged on July 1, 1994 prior to December 19, 1997 (except for adjustments for inflation); (iv) payments by the Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse will be made to FTD Association; and (v) the Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to members of FTD Association.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and Sunday newspaper supplements) generally promotes

FTD florists, FTD-branded products, 1-800-SEND-FTD and FTD Florists' On-line Internet site (www.ftd.com). FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides FTD florists with advertising tools such as billboard paper, slicks for print advertising and television and radio tapes to be tagged with individual shop information. In addition, FTD provides FTD Florists with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

     FTD's marketing and advertising programs are designed to: (i) increase consumer demand for FTD-branded floral arrangements which FTD florists clear through Clearinghouse and components of which are Marketplace's FTD-branded hardgoods; (ii) feature the FTD Mercury Man logo; and (iii) support the FTD retail florists generally by encouraging consumers to associate FTD professional florists with high-quality floral goods and outstanding customer service.

OPERATIONS

     For each transaction cleared by FTD, FTD's Clearinghouse operations collects the billing information from either the Mercury Network or the florist that fills the order locally (the "Receiving Florist") if the Mercury Network has not been used, and allocates funds among FTD, the florist with whom a customer places the delivery order (the "Sending Florist") and the Receiving Florist. Generally, orders received by the Receiving Florist by 2:00 p.m. will be delivered to the recipient in the same postal zip code on the same day. Floral orders between FTD florists are transmitted primarily by FTD's Mercury Network.

     FTD was initially formed to encourage flowers-by-wire transactions between member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists. Currently, FTD's primary operations are Marketplace, Clearinghouse, Mercury Network and Other (including Direct Access).

     The following table illustrates the percentage of total revenue generated by the Company's major businesses as a percentage of total revenue for the three fiscal years ended June 30, 1995, 1996 and 1997:

                                                                1997     1996     1995
                                                                ----     ----     ----
REVENUE:
Marketplace.................................................     30.6%    34.8%    37.3%
Clearinghouse...............................................     21.1     22.3     23.8
Mercury Network.............................................     23.1     20.5     18.3
Other (including Direct Access).............................     25.2     22.4     20.6
                                                                -----    -----    -----
Total Revenue                                                   100.0%   100.0%   100.0%
                                                                =====    =====    =====

     Marketplace. FTD's Marketplace is one of the largest wholesale suppliers of hardgoods to retail florists in the U.S. based on total sales. Marketplace products include both FTD-branded and non-branded holiday and everyday floral arrangement containers and products, as well as packaging, promotional products and a wide variety of other floral-related supplies. By capitalizing on FTD's sourcing expertise and volume purchases, Marketplace is able to provide FTD florists with a broad selection of products at attractive prices.

     Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Gerber Products Company, Mars, Inc. and Disney Enterprises, Inc. For example, collectible containers featuring Winnie the Pooh and his friends have been developed for friendship, new baby, Christmas, Valentine's Day and Easter floral arrangements. M&M's have been included in the Sweet Surprise floral arrangement since 1993. The Company believes that FTD's large retail network and brand recognition make it a valuable corporate partner for such ventures.

     Clearinghouse. FTD's Clearinghouse provides billing and collection services to both the Sending Florist and the Receiving Florist in flowers-by-wire transactions. In fiscal 1997, FTD cleared floral orders aggregating in excess of $492 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining a percentage of the sales price of orders sent through Clearinghouse.

     FTD is a joint venture participant in Interflora, Inc., a floral services organization with non-FTD member florists, which enables florists to transmit and receive orders outside the Americas.

     Mercury Network. FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately 16,400 of the 21,000 FTD florists. FTD's on-line florists may use the Mercury Network to transmit orders cleared through FTD or through competing clearinghouses and to send messages. In fiscal 1997, the Mercury Network transmitted approximately
14.5 million orders among U.S. and Canadian members.

     Direct Access. FTD's Direct Access business offers retail customers the opportunity to place orders directly with FTD by dialing a toll free number (1-800-SEND-FTD), through online services such as Compuserve or through FTD Florists' Online Internet site (www.ftd.com). Revenue from the Direct Access business is generated by FTD's receipt of a percentage of the sales price as the Sending Florist and a service charge from the consumer.

OTHER BUSINESSES

     FTD has developed several other businesses to support and enhance FTD florists' retail floral operations, including greeting cards, Advantage Software for florists' operations, publications, and credit card authorization and processing services.

     Renaissance Greeting Cards. Through Renaissance Greeting Cards, Inc. ("Renaissance"), a subsidiary of the Company acquired in 1992, FTD produces greeting cards for special occasions and holidays which are sold in over 7,900 retail outlets nationwide. Renaissance cards are made using only recycled paper.

     Advantage Software. FTD offers FTD florists computer software, which operates on the Mercury computer system, that is customized to the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. In addition, the package was expanded in 1997 with modules which streamline the delivery process. These modules automatically calculate delivery rates, confirm accuracy of addresses, build efficient delivery routes, print delivery maps and capture recipient data for future marketing.

     FTD Directory & Toll Free Listings. FTD produces the FTD Directory & Toll Free Listings ("FTD Directory"), a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults FTD Directory to identify a Receiving Florist. FTD Directory is published periodically and is supplied to FTD florists in printed form. FTD Directory is also available on CD-ROM.

     Credit Card Authorization and Processing. FTD offers processing of credit card transactions to participating FTD florists. By pooling the credit card transactions of such florists, FTD is able to secure more favorable terms on credit card transactions than they could secure individually. Credit card authorizations can be obtained by telephone, with a dedicated authorization terminal, or by using the accounting software offered to retail florists by FTD. FTD also provides an address verification system to minimize fraud, as well as statement and adjustment services. Revenue from FTD's credit card program is generated by a monthly subscriber fee and discounts charged for transactions.

SEASONALITY

     FTD generated 22.8%, 25.6%, 29.2% and 22.4% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1997, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1997. FTD's operating income also fluctuates over the course of the fiscal year, with FTD generating slightly more of its operating income in the fiscal quarters ending September 30 and March 31. This fluctuation is primarily attributable to (i) increased advertising and promotional expenditures during the holiday seasons in the fiscal quarters ending December 31 and June 30 and (ii) a Clearinghouse volume incentive program, which experiences higher expenses as a result of increased volume during these quarters. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo is a registered U.S. trademark which distinguishes FTD's services and products from those offered by others and appears on the shop window or door of each member. FTD also owns the rights to a number of other trademarks, including "FTD," "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Pick-Me-Up Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet," "Puzzle Fun Bouquet" and "Sweet Dreams Bouquet." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists who have executed a Trademark Membership License Agreement with the Company.

COMPETITION

     FTD's Clearinghouse operation has two primary competitors: American Floral Services, Inc. and Teleflora LLC ("Teleflora"). Both of these competing services offers some products and services which are comparable to those offered by FTD and most FTD florists subscribe to at least one of these competing services. FTD's Clearinghouse processes more orders than any competing service.

     FTD's Marketplace operation competes in an extremely fragmented industry against a large number of wholesalers. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases.

     The primary competitor for the Direct Access (1-800-SEND-FTD) business is 1-800-FLOWERS, Inc. Several other less significant companies operate in the toll free and online services markets.

     The Company is subject to certain operating restrictions pursuant to the Modified Final Judgment, dated November 13, 1990, of the United States District Court for the Eastern District of Michigan in United States of America v. Florists' Telegraph Delivery Association, Civ. No. 56-15748, and United States of America v. Florists' Transworld Delivery Association, Civ. No. 66-28784 (collectively referred to as the "Consent Order"). Among its terms, the Consent Order prohibits restricting FTD Association membership to florists who are not subscribers to a competing clearinghouse. The Consent Order expires on August 1, 2005.

EMPLOYEES

     As of June 30, 1997, FTD employed approximately 380 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.

ITEM 2. PROPERTIES

     FTD's principal executive offices, consisting of approximately 120,000 square feet of office space, are owned by FTD and are located in Downers Grove, Illinois. FTD leases office space through a subsidiary in Sanford, Maine. FTD uses independent warehouse and distribution facilities in California, Ohio and Ontario, Canada for product distribution.

ITEM 3. LEGAL PROCEEDING

     On July 16, 1997, Teleflora instituted an arbitration proceeding against FTD in Southfield, Michigan. The arbitration was filed under the Commercial Arbitration Rules of the American Arbitration Association alleging that FTD breached a 1991 Agreement by which FTD provides certain Mercury Network services to Teleflora (the "1991 Agreement"). The specific claim is that FTD has failed to negotiate in good faith a new contract on expiration of the 1991 Agreement as required by its terms. Unspecified damages are alleged. FTD has filed an answering statement that denies the allegations made by Teleflora. FTD management believes that it has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     On July 21, 1997, Teleflora filed a complaint against FTD in United States District Court for the Central District of California. On August 7, 1997, Teleflora filed a first amended and supplemental complaint in that action. The first amended and supplemental complaint contains six counts alleging monopolization and attempted monopolization in violation of Section 2 of the Sherman Act, discriminatory pricing in violation of Section 2 of the Clayton Act, unfair competition in violation of California Business and Professions Code Sections 17200 et seq., and a claim for breach of contract. The allegations pertain to the 1991 Agreement. Teleflora seeks compensatory and treble damages and declaratory relief, and has moved for a preliminary injunction. FTD management believes that it has meritorious defenses to this action, and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     FTD is involved in various other lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security-holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for the Company's common equity. As of September 25, 1997, all 100 shares of the Company's outstanding Common Stock, par value $.01 per share (the "Common Stock"), were held by FTD Corporation.

     The Company has not paid any dividends on its Common Stock for the fiscal years ended June 30, 1996 and 1997. Under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Company to or on behalf of FTD Corporation to fund certain operating expenses of FTD Corporation; (2) payments by the Company to FTD Corporation pursuant to a tax sharing agreement between such parties as in effect on December 19, 1994 or any amendment thereto or replacement agreement thereof; (3) payments by the Company to FTD Corporation to fund payments by FTD Corporation for management services provided to the Company; (4) payments of dividends from the proceeds of a public equity offering by the Company or FTD Corporation (if the proceeds are distributed to the Company), subject to restrictions; and (5) payments by the Company to FTD Corporation to effect certain stock repurchases by FTD Corporation.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of the Old Association for the fiscal years ended June 30, 1993 and 1994 and the period from July 1, 1994 to December 18, 1994, and of FTD for the period December 19, 1994 to June 30, 1995 and the fiscal years ended June 30, 1996 and 1997. The selected historical balance sheet and statement of operations data as of and for the fiscal years ended June 30, 1993 and 1994 were derived from the audited consolidated financial statements of the Old Association. The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Old Association. The selected historical statement of operating data for the period from December 19, 1994 to June 30, 1995, and for the years ended June 30, 1996 and 1997, and the balance sheet data as of June 30, 1995, 1996 and 1997 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the years ended June 30, 1995, 1996 and 1997, of FTD, including the notes thereto, appearing elsewhere in this Form 10-K.

                                    FLORISTS' TRANSWORLD DELIVERY, INC.             OLD ASSOCIATION
                                   -------------------------------------   ----------------------------------
                                                           DECEMBER 19,
                                                               1994           JULY 1
                                    YEAR ENDED JUNE 30,       THROUGH        THROUGH      YEAR ENDED JUNE 30,
                                   ---------------------     JUNE 30,      DECEMBER 18,   -------------------
                                     1997        1996          1995            1994         1994       1993
                                     ----        ----      ------------    ------------     ----       ----
                                           (DOLLARS IN THOUSANDS, EXCEPT FOR EARNINGS PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenue..................   $162,583    $166,255      $ 96,518       $75,333      $166,560   $169,195
  Cost of goods sold and services
     provided....................     96,306     104,386        58,567        49,109       102,260    103,622
  Selling, general and
     administrative..............     55,700      58,337        30,669        28,684        57,625     61,073
                                    --------    --------      --------       -------      --------   --------
  Income (loss) from
     operations..................     10,577       3,532         7,282        (2,460)        6,675      4,500
  Other expense, net(1)..........     11,842      12,080         5,836            77           795      1,178
  Income taxes (benefit)(2)......        410      (1,807)        1,020            35            92         42
  Minority interest(3)...........        (14)        (33)            8
  Cumulative effect of accounting
     change(4)...................                                                            6,277
                                    --------    --------      --------       -------      --------   --------
  Net income (loss)..............   $ (1,661)   $ (6,708)     $    418       $(2,572)     $   (489)  $  3,280
                                    ========    ========      ========       =======      ========   ========
OTHER DATA:
  Depreciation and
     amortization................     15,606    $ 14,231      $  6,525       $ 4,911      $ 10,144   $  9,043
  Capital expenditures...........      2,614       4,950         3,082         1,413         8,134     18,200
  Ratio of earnings to fixed
     charges(5)..................         --          --           1.2x           --           2.9x       2.0x
BALANCE SHEET DATA:
  (at end of period)
  Working capital................      3,363    $    314      $  4,906                    $ 16,918   $ 12,581
  Total assets...................    181,724     195,955       203,681                     135,506    125,816
  Long-term debt, including
     current portion.............     82,400      96,277       100,757                      33,463     33,746
  Total equity...................   $ 25,069    $ 26,736      $ 33,440                    $ 36,216   $ 40,521

-------------------------
(1) Interest expense in fiscal 1993 is net of $185 of interest capitalized as construction in progress.

(2) Taxes on income for the fiscal years ended June 30, 1993 and 1994 and the period July 1 through December 18, 1994 are generally applicable to the Old Association's Canadian operations. During these periods, the Old Association conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the fiscal years ended June 30, 1996 and 1997 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in a provision for U.S. income tax liabilities to be recorded.

(3) Represents FTD's interest in Renaissance.

(4) Effective July 1, 1993, the Old Association and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program. See note 8 to the consolidated financial statements of the Company.

(5) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus fixed charges. Fixed charges consist of interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the year ended June 30, 1996 and 1997 were insufficient to cover fixed charges by $8,548 and $1,265, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to important factors that could cause FTD's actual results to differ significantly from the results discussed in the forward-looking statements, including without limitation, the effect of economic and market conditions and the impact of competitive activities. The following discussion should be read in conjunction with the Consolidated Financial Statements including the notes thereto included elsewhere in this report.

EFFECT OF ACQUISITION ON RESULTS OF OPERATIONS

     The Acquisition was consummated on December 19, 1994. Accordingly, the results of operations from December 19, 1994 through June 30, 1995 and for the years ended June 30, 1996 and 1997 represent those of FTD Corporation and its consolidated subsidiaries. Results of operations prior to December 19, 1994 are those of the Old Association. The Acquisition generally affected FTD's results of operations as follows: (i) certain trade association activities previously conducted by FTD are now being conducted by FTD Association; (ii) immediately following the consummation of the Acquisition, the Company was converted from a non-profit cooperative association owned by its members to a for-profit corporation; (iii) in connection with the Acquisition, FTD recorded a $7.0 million liability subsequently adjusted to $3.9 million for the costs of termination benefits and other expenses associated with FTD's employee headcount reduction and the planned consolidation of FTD's data processing facilities;
(iv) as a result of the Acquisition, FTD's balance sheet carries significant goodwill; (v) certain provisions of the Mutual Support Agreement may impact, among other things, product pricing in transactions with members; and (vi) the Company has implemented or plans to implement several cost reduction strategies, including a reduction in costs related to the Company's Board of Directors, the elimination of costs associated with trade activities of the Old Association and a reduction in various general and administrative expenses of the Old Association (offset by additional costs related to the new management team and out-sourcing certain functions).

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by FTD's major businesses and summarizes FTD's historical results of operations for the three fiscal years ended June 30, 1995, 1996 and 1997:

                                                                      YEAR ENDED JUNE 30,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
REVENUE:
Marketplace.................................................    $ 49,738    $ 57,924    $ 64,016
Clearinghouse...............................................      34,383      37,070      40,831
Mercury Network.............................................      37,558      34,138      31,483
Other.......................................................      40,904      37,123      35,521
                                                                --------    --------    --------
     Total revenue..........................................     162,583     166,255     171,851
Cost of goods sold and services provided....................      96,306     104,386     107,676
Selling, general and administrative.........................      55,700      58,337      59,353
                                                                --------    --------    --------
Income from operations......................................    $ 10,577    $  3,532    $  4,822
                                                                ========    ========    ========

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1997 compared with the year ended June 30, 1996.

     Revenue decreased by $3.7 million, or 2.2%, to $162.6 million for the year ended June 30, 1997 compared to $166.3 million for the year ended June 30, 1996. The decline in revenue was the net result of decreases in Marketplace and Clearinghouse revenue, partially offset by increases in Mercury Network and Other revenue.

     Marketplace revenue decreased by $8.2 million, or 14.2%, to $49.7 million for the year ended June 30, 1997 compared to $57.9 million for the year ended June 30, 1996. The decrease from the prior year was the result of lower sales volume of holiday products. Marketplace revenue was 30.6% and 34.8% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Clearinghouse revenue decreased by $2.7 million, or 7.3%, to $34.4 million for the year ended June 30, 1997 from $37.1 million for the year ended June 30, 1996. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.5% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearing-house services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 21.1% and 22.3% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Mercury Network revenue increased by $3.5 million, or 10.3%, to $37.6 million for the year ended June 30, 1997 from $34.1 million for the year ended June 30, 1996. An increase in terminal leasing revenue, order transmission income and sales of Advantage floral business systems were the major factors in the revenue increase. Mercury Network revenue was 23.1% and 20.5% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Other revenue experienced a net increase of $3.8 million, or 10.2%, to $40.9 million for the year ended June 30, 1997 from $37.1 million for the year ended June 30, 1996. This increase was primarily due to growth in the order volume of Direct Access (1-800-SEND-FTD) and publications revenue. Other revenue was 25.2% and 22.4% of total revenue for the year ended June 30, 1997 and 1996, respectively.

     The cost of goods sold and services provided decreased by $8.1 million, or 7.8%, to $96.3 million for the year ended June 30, 1997 from $104.4 million for the year ended June 30, 1996. This is primarily the result of lower cost of goods sold related to lower Marketplace sales discussed above. In addition, FTD realized cost reductions resulting from improvements in customer service operations. As a percentage of revenue, cost of goods sold and services provided decreased slightly to 59.2% for the year ended June 30, 1997 from 62.8% for the year ended June 30, 1996.

     Selling, general and administrative expenses decreased by $2.6 million, to $55.7 million for the year ended June 30, 1997 from $58.3 million for the year ended June 30, 1996. This decrease is primarily due to FTD's decreased advertising and promotional expenditures in fiscal 1997. In addition, a pension curtailment gain of $2.7 million, a $0.8 million postretirement curtailment gain and a $0.5 million pension settlement gain were partially offset by costs of $4.5 million due to FTD's facility consolidation efforts including the writeoff of the trained workforce intangible asset and other related actions.

     Interest income for the years ended June 30, 1997 and 1996 was $1.5 million and $1.4 million, respectively. The increase is attributable to higher average invested cash. Interest expense for the year ended June 30, 1997 was $12.8 million as compared to $13.5 million in the prior year. The decrease of $0.7 million resulted from a reduction in debt during the year ended June 30, 1997. See "-- Liquidity and Capital Resources."

     Income taxes for the year ended June 30, 1997 reflect an expense of $0.4 million compared to a benefit of $1.8 million in the prior year. The tax expenses for the year ended June 30, 1997 represents the current year reduction to the Company's deferred tax assets. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

     As a result of the factors described above, a net loss of $1.7 million resulted for the year ended June 30, 1997, an improvement of $5.0 million from a net loss of $6.7 million for the year ended June 30, 1996.

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1996 compared with the year ended June 30, 1995. For purposes of presenting a meaningful comparison, as stated above, the year ended June 30, 1995 includes both: (i) results of the

Company's predecessor (Florists' Transworld Delivery Association) for the period prior to the acquisition on December 19, 1994; and (ii) the results of the Company from December 19, 1994 through June 30, 1995.

     Revenue decreased by $5.6 million, or 3.3%, to $166.3 million for the year ended June 30, 1996 compared to $171.9 million for the year ended June 30, 1995. The decline in revenue was partly due to the elimination of $2.7 million in revenue from trade association activities in the prior comparable period which, since the Acquisition, have no longer been conducted by the Company. The balance of the decline in revenue was the net result of decreases in Marketplace and Clearinghouse, partially offset by Mercury Network and Other revenue.

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

     Selling, general and administrative expenses decreased by $1.1 million, or 1.9%, to $58.3 million for the year ended June 30, 1996 from $59.3 million for the year ended June 30, 1995. Several factors contributed to the net decrease:
(i) non-recurring Acquisition related costs of $4.1 million were incurred by the Company during the year ended June 30, 1995; (ii) the elimination of approximately $1.3 million in costs of certain trade association activities in fiscal 1995 which, since the Acquisition, have not been conducted by the Company; (iii) various overhead reductions of $0.8 million affecting promotional costs; (iv) advertising activities related to the Company's member incentive program which was implemented during the year ended June 30, 1996 which amounted to $4.7 million; and (v) amortization of goodwill and other intangibles increased by $1.8 million for the year ended June 30, 1996 from the prior comparable period which included a partial year of amortization. Selling, general and administrative expenses increased, as a percent of revenue, to 35.1% from 34.5% for the year ended June 30, 1996 compared to the comparable period in 1995.

     Interest income for the years ended June 30, 1996 and 1995 was $1.4 million and $2.8 million, respectively. The decrease is attributable to lower average invested cash due to cash utilized to effect the Acquisition. Interest expense for the year ended June 30, 1996 was $13.5 million as compared to $8.7 million in the prior year. The increase of $4.8 million resulted from a full year of interest on the debt in fiscal 1996 versus a partial year of interest on the debt in fiscal 1995. See "-- Liquidity and Capital Resources."

     Income taxes for the year ended June 30, 1996 reflect a benefit of $1.8 million compared to an expense of $1.0 million for the prior year. The expense in the prior year was due to the Company's conversion from a cooperative association to a for-profit corporation on December 19, 1994, the date of the Acquisition, resulting in recognition of primarily deferred tax expense for the period from December 19, 1994 through June 30, 1995. Income tax expense prior to December 19, 1994 was entirely related to the Old Association's Canadian operations. The tax benefit for the year ended June 30, 1996 represents the amount of deferred tax benefit recognized as a result of the pretax loss incurred for the year.

     As a result of the factors described above, a net loss of $6.7 million resulted for the year ended June 30, 1996, an increase of $4.5 million from a net loss of $2.2 million for the year ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest and principal payments on obligations under a credit agreement dated December 19, 1994, as amended (the "Bank Credit Agreement") represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Agreement bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Agreement consist of a $45.0 million term loan facility and a $25.0 million revolving credit facility to finance working capital and letter of credit needs. FTD has repaid $20.4 million of the term loans through June 30, 1997 and is required to repay principal amounts of $9.3 million in fiscal 1998, $10.1 million in fiscal 1999 and $5.3 million in fiscal 2000. Any loans outstanding under the revolving credit facility will mature on December 19, 1999. Under the terms of the Bank Credit Agreement, borrowings under the revolving credit facility are required to be reduced to zero for 30 consecutive days in each annual period. None of the $25.0 million revolving credit facility available under the Bank Credit Agreement was borrowed from the date of Acquisition through June 30, 1997. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the revolving credit facility, will be sufficient to fund operations, including planned capital expenditures, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Agreement.

     In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures and working capital needs. In the fiscal years ended June 30, 1997 and 1996, FTD's capital expenditures were $2.6 million and $5.0 million, respectively, related primarily in 1997 to the purchase of additional office equipment and in 1996 to the upgrade of its Mercury Network communications facilities through the purchase of its new Mercury 3000 terminals that are leased to FTD florists. FTD's expected capital expenditures for fiscal 1998 are estimated to be approximately $5.0 million and will primarily be used for improvements of internal customer service and information systems and the Mercury Network. The Company believes that cash flow from operations, together with borrowings available under the revolving credit facility, will be sufficient to fund anticipated capital expenditures and working capital needs.

     The Bank Credit Agreement contains certain restrictive covenants with respect to the Company that, among other things, create limitations (subject to certain exceptions) on the declaration or payment of any dividend or making of any distribution by the Company on shares of its common stock.

     Cash provided by operating activities was $12.4 million for the year ended June 30, 1997 compared to cash provided of $11.9 million for the year ended June 30, 1996. Factors contributing to this change in cash flow were: pension benefits of $2.9 million and an inventory build of $3.5 million, offset by certain program obligations to members.

     Cash provided by investing activities was $3.6 million for the year ended June 30, 1997 compared to cash used of $5.0 million for the year ended June 30, 1996. In fiscal 1997, the cash provided by investing activities primarily consisted of the sale of the Company's previous headquarters in Southfield, Michigan, which was offset by capital expenditures.

     Cash used in financing activities was $14.2 million for the year ended June 30, 1997 compared to cash used of $4.8 million for the year ended June 30, 1996. The net cash used in the year ended June 30, 1997, reflects primarily payment of principal on the term loans.

     Effective January 1, 1997, amendments to FTD's defined benefit pension plan (the "Pension Plan") were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit of obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs during fiscal 1997. FTD has established a new 401(k) savings plan for all of its eligible employees.

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which has enabled FTD to improve program execution and is helping FTD to better serve its customers. Leased office space in Boston, Massachusetts was subleased, and land and buildings in Southfield, Michigan were sold. FTD's bank credit agreement required FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs will be reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity," non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $2.3 million were recognized as Selling, General and Administrative costs during fiscal 1997. Additional non-recurring expenses of $0.7 million were also incurred in connection with the consolidation resulting in a total of $3.0 million in non-recurring costs being recorded in fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the registrant required by this item are set forth on pages F-1 through F-17 and the related schedule is set forth on page F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following individuals are the current directors and executive officers of FTD. All directors are elected annually to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. All executive officers of FTD serve at the pleasure of the Board of Directors of FTD.

                NAME                     AGE                            POSITION
                ----                     ---                            --------
Richard C. Perry.....................    42     Chairman of the Board of Directors
Robert L. Norton.....................    50     President, Chief Executive Officer and Director
Veronica K. Ho.......................    37     Director
Gary K. Silberberg...................    37     Director
Habib Y. Gorgi.......................    41     Director
                                                Vice President Administration, General Counsel and
Scott D. Levin.......................    35     Secretary
Francis C. Piccirillo................    47     Vice President and Chief Financial Officer
William P. Phelan....................    41     Director
Catherine A. Hickman.................    46     Director
Anthony P. Thonnerienx...............    50     Director
Rock A. Davis........................    42     Vice President Marketplace
Fred Johnson.........................    49     Executive Vice President Technology

     The principal stockholders of FTD Corporation, the parent of the Company, are Perry Acquisition Partners L.P. ("Perry Partners"), a group of five investment funds (the "Bain Funds") controlled by Bain Capital, Inc. ("Bain"), and three investment funds (the "Fleet Funds"), two of which are controlled by Fleet Financial Group, Inc. ("FFG"), and one of which is controlled by an affiliate of an FFG subsidiary (referred to collectively herein as the "Principal Stockholders").

     FTD Corporation and the Principal Stockholders have entered into a stockholders' agreement, dated December 19, 1994 (the "Stockholders' Agreement"), which provides, among other things, for the composition of the Board of Directors of FTD. The Board of Directors of FTD consists of ten directors, of which Perry Partners are entitled to nominate six, the Bain Funds are entitled to nominate two, and FTD Association are entitled to nominate two. Each of the Principal Stockholders has agreed to take all actions necessary, including voting all of the securities owned by it, to cause such nominees to be elected to the Board of Directors of FTD. Currently, the Board of Directors is comprised of four Perry Partners nominees, two Bain Funds nominees and, two FTD Association nominees, with two directorships remaining vacant. See "DESCRIPTION OF CAPITAL STOCK -- Stockholders' Agreement." Mr. Perry, Ms. Ho, Mr. Silberberg and Mr. Norton were elected to the Board of Directors as designees of Perry Partners. Mr. Phelan and Mr. Gorgi were elected to the Board of Directors as designees of the Bain Funds. Ms. Hickman and Mr. Thonnerieux were elected to the Board of Directors as designees of FTD Association.

     Directors' Fees. Each non-employee director who is not affiliated with any of the Principal Stockholders receives $1,000 for each Board of Directors meeting attended. All directors are reimbursed for the reasonable expenses incurred in connection with each meeting attended.

     Set forth below is certain biographical information about each of the Company's directors and executive officers:

RICHARD C. PERRY

  Chairman of the Board of Directors

     Mr. Perry has been Chairman of the Board of Directors of the Company since December 1994. Mr. Perry is also Chairman of the Board of Directors of FTD Corporation. Mr. Perry is the President and founder of Perry Corp., a private money management firm. Prior to forming Perry Corp. in 1988, Mr. Perry was with

Goldman, Sachs & Co. Mr. Perry is an Adjunct Associate Professor at the New York University Stern School of Business Administration. He is also a director of Radio & Records, Inc. and a trustee of the Allen Stevenson School and the Board of Facing History and Ourselves. Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University Graduate School of Business Administration in 1980.

ROBERT L. NORTON

  Chief Executive Officer, President and Director

     Mr. Norton has been the President and Director of the Company since January, 1997, and Chief Executive Officer since July 1997. Mr. Norton was General Manager of the Company from October 1996 to January 1997. Mr. Norton is currently also the President of FTD Corporation. From March 1993 until May 1996, Mr. Norton was Vice Chairman and Chief Financial Officer of Fabri-Centers of America, Inc., a retail chain of fabric and craft stores. Mr. Norton received a B.S. from Cleveland State University in 1973.

VERONICA K. HO

  Director

     Ms. Ho has been a member of the Board of Directors of the Company since December 1994. Ms. Ho is also a member of the Board of Directors of FTD Corporation and a Managing Director of Perry Corp. Before joining Perry Corp. in April 1993, Ms. Ho was Chief Financial Officer of Whitehall Corporation, a producer of defense, electronics, and technology systems, from April 1991 to March 1993. From 1986 to 1991, she was with several private merchant banking firms specializing in management buyouts. Ms. Ho is also a member of the Board of Directors of Radio & Records, Inc. and the New York Advisory Board of Facing History and Ourselves. She received a B.A. from Brown University in Economics and Applied Mathematics in 1982 and an M.B.A. from the Harvard Graduate School of Business Administration in 1986. Ms. Ho is married to Mr. Silberberg.

GARY K. SILBERBERG

  Director

     Mr. Silberberg has been a member of the Board of Directors of the Company since December 1994. Mr. Silberberg is also a member of the Board of Directors of FTD Corporation. Mr. Silberberg is a Managing Director of Perry Corp. Prior to joining Perry Corp. in April 1994, Mr. Silberberg was a principal of Baker Nye Investments, where he managed an investment portfolio for seven years. Before that time, Mr. Silberberg practiced corporate law with Skadden, Arps, Slate, Meagher & Flom, where he worked on a variety of transactions, including strategic mergers and restructurings. Mr. Silberberg received an Sc.B. in Economics and Applied Mathematics from Brown University in 1982 and a J.D. from Yale Law School in 1985. Mr. Silberberg is married to Ms. Ho.

HABIB Y. GORGI

  Director

     Mr. Gorgi has been a member of the Board of Director of the Company since January 1997. Mr. Gorgi is also a member of the Board of Directors of FTD Corporation. Mr. Gorgi was the Executive Vice President of various investment funds controlled by Fleet Financial Group, Inc. ("FGR") from January 1986 to December 1995, when he became President of FGR. Mr. Gorgi serves on the Board of Directors of several non-public companies. Mr. Gorgi earned a A.B. from Brown University in 1978, and an M.B.A. from Columbia University in 1983.

SCOTT D. LEVIN

  Vice President Administration, General Counsel and Secretary

     Mr. Levin joined the Company as Vice President, General Counsel and Secretary in May 1996. Mr. Levin became Vice President Administration in January 1997. Mr. Levin also serves as Secretary of FTD Corporation. Prior to joining the Company, Mr. Levin practiced law with Schulte Roth & Zabel LLP specializing in corporate and securities transactions from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of George Washington University in 1987.

FRANCIS C. PICCIRILLO

  Vice President and Chief Financial Officer

     Mr. Piccirillo joined the Company as Vice President and Chief Financial Officer in August 1997. Mr. Piccirillo is also Treasurer of FTD Corporation. Prior to that time, Mr. Piccirillo was Vice President/Treasurer of Fabri-Centers of America, Inc. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and an M.B.A. in 1973 from Gannon University. In addition, Mr. Piccirillo received a J.D. from Cleveland State University in 1976, and is a Certified Public Accountant.

WILLIAM P. PHELAN

  Director

     Mr. Phelan has been a member of the Board of Directors of the Company since December 1994. Mr. Phelan has been President of Chatham Capital Management, Inc., a private equity capital firm, since January 1995. From January 1992 through March 1995, Mr. Phelan was a partner in Fleet Private Equity Co., Inc. From 1988 through December 1991, Mr. Phelan was a Senior Vice President at Cowen & Company, an investment banking firm specializing in healthcare and technology-related investment banking. He is a member of the Board of Directors of Cryenco Sciences, Inc. Mr. Phelan received a B.B.A. in Accounting from Siena College in 1978 and his M.S. in Taxation from City College of New York in 1983.

CATHERINE A. HICKMAN

  Director

     Ms. Hickman has been a member of the Board of Directors of the Company since December 1994. Ms. Hickman was President of FTD Association from August 1996 to August 1997. Ms. Hickman has owned and operated a retail florist business in Long Beach, California for the past 25 years. Ms. Hickman received a teaching degree from California State University at Long Beach in 1993.

ANTHONY P. THONNERIEUX

  Director

     Mr. Thonnerieux has been a member of the Board of Directors of the Company since December 1996. Mr. Thonnerieux currently serves as the President and is a member of the Board of Trustees of FTD Association. Mr. Thonnerieux has been an active partner in a retail florist business in Newton, New Jersey, for the past 25 years. He received a B.S. degree from Rider University in 1969.

ROCK A. DAVIS

  Vice President Marketplace

     Mr. Davis has been Vice President Marketplace of the Company since January 1997 and joined the Company as Vice President Direct Access in April 1995. Previously, Mr. Davis was Senior Vice President of The Signature Group from June 1982 to July 1994. Prior to joining The Signature Group, Mr. Davis was in the Audit Division of Arthur Andersen & Company. Mr. Davis received a B.S. in General Management from

Purdue University in 1977 and a Masters of Management from Northwestern University in 1986. Mr. Davis is a Certified Public Accountant.

FRED JOHNSON

  Executive Vice President Technology

     Mr. Johnson joined the Company as Executive Vice President Technology in July 1997. Prior to that time, Mr. Johnson was Senior Vice President MIS for Fabri Centers of America, Inc. Mr. Johnson received a B.S. in engineering from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the Company's last three fiscal years, the compensation of those persons who were, at June 30, 1997, the chief executive officer and the other four most highly compensated executive officers of the Company and the Company's former chief executive officer and two persons who each would have been one of four most highly compensated executive officers during fiscal 1997 but was not serving on June 30, 1997 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION(1)                  AWARDS
                                             ----------------------------    -----------------------------
                                                                             SECURITIES
                                                                             UNDERLYING       ALL OTHER
       NAME AND PRINCIPAL POSITION           YEAR     SALARY      BONUS      OPTIONS(#)    COMPENSATION($)
       ---------------------------           ----     ------      -----      ----------    ---------------
Robert L. Norton(2)......................    1997    $185,096    $     --     110,000            2,147(3)
  President and Chief
  Executive Officer
Margaret C. Whitman(4)...................    1997     160,115      99,500          --          130,421(5)
  Former President and Chief                 1996     258,038          --          --          100,517(6)
  Executive Officer                          1995      85,600     100,000     255,000            7,018(7)
Rock A. Davis............................    1997     152,788       6,000       5,000            2,800(3)
  Vice President Marketplace                 1996     125,288      11,000      30,000            2,693(3)
                                             1995       2,404          --          --               52(3)
Scott D. Levin...........................    1997     137,885      25,000      30,000           18,127(8)
  Vice President Administration,             1996      17,788          --          --           11,271(9)
  General Counsel and Secretary
Douglas L. Hagemann(10)..................    1997     149,730          --          --           11,808(11)
  Former Vice President                      1996     149,730          --          --            2,859(3)
  Finance and Stockholder                    1995     144,422      16,500          --           17,136(12)
  Relations
Louis E. Nagy, Jr.(13)...................    1997     153,004          --          --          100,054(14)
  Former Vice President                      1996     125,192          --      30,000           14,516(15)
  Marketing and Product Development          1995      40,866      17,500          --              777(3)

-------------------------
 (1) Includes cash bonuses paid in the referenced fiscal year with respect to services rendered in the prior fiscal year. Excludes cash bonuses paid in the following fiscal year with respect to services rendered in the referenced fiscal year, which cash bonuses paid in fiscal 1998 with respect to services rendered in fiscal 1997 are as follows: Rock A. Davis ($80,000), Scott D. Levin ($75,000) and Douglas L. Hagemann ($10,000). The bonuses for Mr. Davis and Mr. Levin were paid pursuant to the Company's Key Management Incentive Plan. See "-- Key Management Incentive Plan."

 (2) Excludes a cash bonus to be paid to Mr. Norton in the first quarter of fiscal 1998 with respect to services rendered by Mr. Norton from the commencement of his employment with the Company through September 30, 1997 pursuant to the Norton Employment Arrangements. The estimated amount of such bonus is $275,000. See "-- Norton Employment Arrangements."

 (3) Represents flexible dollars for use in connection with FTD's benefit plans.

 (4) Ms. Whitman was President and Chief Executive Officer from March 1995 until the termination of her employment agreement on January 3, 1997.

 (5) Reflects $128,419 for the forgiveness of debt, and $2,002 for flexible dollars for use in connection with FTD's benefits plans.

 (6) Reflects $3,461 for flexible dollars for use in connection with FTD's benefit plans and $97,056 for the forgiveness of debt used to purchase shares of Common Stock.

 (7) Reflects $1,370 for flexible dollars for use in connection with FTD's benefit plans and $5,648 for the forgiveness of debt used to purchase shares of Common Stock.

 (8) Reflects $2,424 for flexible dollars for use in connection with FTD's benefit plans and $15,703 for moving expenses.

 (9) Reflects $275 for flexible dollars for use in connection with FTD's benefit plans and $10,996 for moving expenses.

(10) Mr. Hagemann was Vice President Finance and Stockholder Relations from July 1996 until September 1997.

(11) Reflects $8,874 for Universal Life Insurance and $2,934 for flexible dollars for use in connection with FTD's benefit plans.

(12) Reflects $14,327 for Universal Life insurance and $2,809 for flexible dollars for use in connection with FTD's benefit plans.

(13) Mr. Nagy was Vice President Marketing and Product Development of the Operating Company from March 1995 until April 1997.

(14) Reflects $8,062 paid to Mr. Nagy as part of his severance arrangement with the Company, $89,552 for moving and related expenses and $2,440 for flexible dollars for use in connection with FTD's benefit plans.

(15) Reflects $2,963 for flexible dollars for use in connection with FTD's benefit plans and $11,553 for moving expenses.

     The following table sets forth individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 1997. Options are exercisable for Class A Common Stock, par value $.01 per share, of FTD Corporation.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE
                                 ---------------------------------------------                     VALUE AT ASSUMED
                                   NUMBER OF       PERCENT OF                                   ANNUAL RATES OF STOCK
                                  SECURITIES      TOTAL OPTIONS                                 PRICE APPRECIATION FOR
                                  UNDERLYING       GRANTED TO       EXERCISE                         OPTION TERM
                                    OPTIONS       EMPLOYEES IN       OR BASE      EXPIRATION    ----------------------
            NAME                 GRANTED(#)(1)     FISCAL YEAR     PRICE($/SH)       DATE         5%($)       10%($)
            ----                 -------------    -------------    -----------    ----------      -----       ------
Robert L. Norton.............       60,000(2)         23.5%          $ 7.50         6/6/2007     $248,078     $611,076
                                    50,000(2)         19.6%           25.00         6/6/2007
Rock A. Davis................        5,000(2)          2.0%            7.50        3/20/2007       20,675       50,923
Scott D. Levin...............       10,000(3)          3.9%            7.50        10/1/2006       41,350      101,846
                                    15,000(3)          5.9%           25.00        10/1/2006
                                     5,000(4)          2.0%            7.50        3/20/2007       20,675       50,923

-------------------------
(1) Options granted under the FTD Corporation 1994 Stock Award and Incentive
    Plan.

(2) Such options vest and become exercisable in four equal, cumulative installments, with the first vesting date being September 30, 1998 for Mr. Norton, and February 1, 1999 for Mr. Davis.

(3) Such options vest and become exercisable in four equal, cumulative installments, with the first vesting date being April 18, 1998.

(4) Such options vest and become exercisable in four equal, cumulative installments, with the first vesting date being February 1, 1999.

     The following table sets forth the June 30, 1997 aggregate value of unexercised options held by each of the Named Officers.

                         FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                 SHARES                 OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                                ACQUIRED      VALUE     ---------------------------   ---------------------------
            NAME               ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               -----------   --------   -----------   -------------   -----------   -------------
Robert L. Norton.............      --          --              0         110,000        $   --        $480,000
Rock A. Davis................      --          --          7,500          27,500        38,063         154,188
Scott D. Levin...............      --          --              0          30,000        $   --        $120,000

-------------------------
(1) Because no established public trading market exists for the underlying securities, fiscal year-end option values were based on an assumed stock price of $15.50 per share, which price is currently used by FTD for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. There can be no assurance that such price per share represents the actual fair market value of a Share.

     No options were exercised during the fiscal year ended June 30, 1997.

     Pension Plan. The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Pension Plan, based on the renumeration that is covered under the Pension Plan and years of service with the Company and its subsidiaries:

                                                             YEARS OF SERVICE
                          ---------------------------------------------------------------------------------------
RENUMERATION                 5              10              15              20              25              30
------------                 -              --              --              --              --              --
 $ 50,000...............    4,150           8,300          12,450          16,600          20,750          24,900
   60,000...............    5,025          10,050          15,075          20,100          25,125          30,150
   70,000...............    5,900          11,800          17,700          23,600          29,500          35,400
   80,000...............    6,775          13,550          20,325          27,100          33,875          40,650
   90,000...............    7,650          15,300          22,950          30,600          38,250          45,900
  100,000...............    8,625          17,050          25,575          34,100          42,625          51,150
  110,000...............    9,400          18,800          28,200          37,600          47,000          56,400
  120,000...............   10,275          20,550          30,825          41,100          51,375          61,650
  130,000...............   11,150          22,300          33,450          44,600          55,750          66,900
  140,000...............   12,025          24,050          36,075          48,100          60,125          72,150
  150,000...............   12,900          25,600          38,700          51,600          64,500          77,400
    to
  270,000

     Pension Plan benefits, as shown above, are calculated based upon total years of services to a maximum of 30 years and the average of the five highest consecutive calendar years' salary, bonus and certain elements of other compensation and assume that participants have contributed all years to the Tax Deferred Account-Mandatory under the Company's 401(k) Retirement Savings Plan (as amended, the "401(k) Plan"). The annual pension benefits shown are computed as a straight life annuity with ten years certain period beginning at age 65, and assume that participants will transfer the balance of the Tax Deferred Account-Mandatory from the 401(k) Plan to the Pension Plan. The amounts paid under the Pension Plan are not offset by any social security payments. Mr. Hagemann is the only Named Officer eligible to receive benefits under the Pension Plan. Mr. Hagemann's covered compensation and the estimated years of service as of June 30, 1997 is $158,604 and 15.75 years.

     Norton Employment Arrangements. FTD Corporation and the Company have entered into employment arrangements with Mr. Norton to serve as President of FTD Corporation and President and Chief Executive Officer of the Company. Although Mr. Norton does not have an employment agreement with FTD, pursuant to the terms of letters from the Company to Mr. Norton dated October 17, 1996 and June 6, 1997 (collectively, the "Norton Employment Arrangements"), Mr. Norton is to receive an initial annual base salary of $275,000 plus an annual bonus and salary increase based on performance criteria established by the Board of Directors. Mr. Norton's annual bonus is paid at the end of the first quarter of the fiscal year based upon performance criteria met as the end of the immediately preceding fiscal year.

     Pursuant to the Norton Employment Arrangements, Mr. Norton was granted Non-Qualified Stock Options to purchase (i) 60,000 shares of Class A Common Stock at an exercise price of $7.50 per share and (ii) 50,000 shares of Class A Common Stock at an exercise price of $25.00 per share. Also, pursuant thereto, Mr. Norton purchased 30,000 shares of Class A Common Stock at a price of $7.50 per share and FTD Corporation issued Mr. Norton 20,000 additional shares of Class A Common Stock, which are subject to restrictions on transfer and forfeiture in the event of termination of employment prior to the expiration of a specified period of time.

     The Norton Employment Arrangements provide that Mr. Norton shall be paid an amount equal to twelve month's salary if his employment is terminated (other than for cause) by the Company at any time after October 28, 1997.

     Levin Note. The Company loaned $150,000 to Mr. Levin pursuant to a five-year, interest bearing recourse note dated June 30, 1997 (the "Levin Note"), with accrued interest and principal due and payable at maturity. The Levin Note bears interest at 7% per annum.

     Severance Arrangement. The Company has agreed with Mr. Hagemann that he will be entitled to receive, among other things, salary continuation until the age of 62 (November 8, 1998) if his employment with the Company or an affiliate of the Company were terminated by the Company for any reason other than cause (as defined in the Merger Agreement) prior to such time. Mr. Hagemann's severance benefit currently would equal approximately $199,640. The Company has agreed to provide Mr. Nagy with up to 12 months salary continuation unless Mr. Nagy obtains employment prior to the end of such 12-month period.

     Key Management Incentive Plan. Mr. Davis and Mr. Levin are participants in the Company's Key Management Incentive Plan which covers approximately 30 key employees of FTD and provides bonuses in the event that (i) the company achieves one or more targets based on FTD's EBITDA (earnings before interest, taxes, depreciation and amortization), and (ii) the individual achieves specified goals.

     Compensation Committee Interlocks and Insider Participation. The Company does not have a compensation Committee. All matters which would otherwise be determined by a Compensation Committee are considered by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     FTD Corporation owns 100% of the Common Stock of the Company. In connection with the Bank Credit Agreement, the Company, FTD Corporation, certain other direct and indirect subsidiaries of the Company and Bankers Trust Company, as Agent for the lenders party to the Bank Credit Agreement, entered a pledge agreement, dated December 19, 1994, pursuant to which FTD Corporation pledged all of the Common Stock to Bankers Trust Company as collateral security for FTD Corporation's obligations under the Bank Credit Agreement. Upon the occurrence of a continuing event of default under the Bank Credit Agreement, Bankers Trust Company would, in certain circumstances, have the right to sell or exercise the voting rights of the pledged Common Stock, thereby effecting a change in control of the Company.

     The following table sets forth certain information concerning the ownership of FTD Corporation common stock as of September 25, 1997, by each director and each of the Named Officers owning equity securities of FTD Corporation and all executive officers and directors of the Company as a group. To the knowledge of the Company, each of such stockholders has sole voting and dispositive power as to the shares beneficially owned unless otherwise noted.

                                                                                           CLASS B
                                                                  CLASS A               COMMON STOCK
                                                               COMMON STOCK              (NONVOTING)
                                                           ---------------------    ---------------------
                                                           NUMBER OF    PERCENT     NUMBER OF    PERCENT
                                                            SHARES      OF CLASS     SHARES      OF CLASS
                                                           ---------    --------    ---------    --------
Perry Partners.........................................    3,729,431     61.40            --         --
  599 Lexington Avenue
  New York, NY 10022
Bain Funds.............................................      770,802     12.69            --         --
  Two Copley Plaza
  Boston, MA 02116
Richard Perry(1).......................................    3,729,431     61.40            --         --
Habib Y. Gorgi(2)......................................      148,766      2.45       310,944      19.85
William P. Phelan(3)...................................       13,247         *        25,625          *
Robert L. Norton(4)....................................       50,000         *            --         --
Rock A. Davis(5).......................................       12,500         *            --         --
Scott D. Levin(6)......................................        3,333         *            --         --
All executive officers and directors of FTD as a group
  (13 people)(7).......................................    4,714,832     77.63       310,944      19.85

-------------------------
 *  Represents less than 1%

(1) The address of Mr. Perry is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. All of the shares shown are held by Perry Partners. Mr. Perry has a controlling interest in Perry Investors, L.L.C., the general partner of Perry Partners. Accordingly, Mr. Perry may be deemed to have voting and dispositive power with respect to the Shares held by Perry Partners. Mr. Perry disclaims beneficial ownership of such Shares.

(2) The address of Mr. Gorgi is c/o Fleet Equity Partners, 50 Kennedy Plaza, Providence, Rhode Island 02903. Includes shares owned by FGR, Fleet Equity Partners VII, L.P. ("FEP"), and Chisholm Partners II, L.P. ("CPII"). Mr. Gorgi is the President of FGR, Silverado V Corp. ("SVC"), and Silverado II Corp. ("SIIC"). FGR and SVC are general partners of FEP, and SIIC is the general partner of Silverado II L.P. ("SIILP"), which is the general partner of CPII. Mr. Gorgi is also a limited partner of FEP and SIILP. As President of FGR, SVC and SIIC, Mr. Gorgi may be deemed to share voting and dispositive power with Robert M. Van Degna, Chairman & CEO of those entities. Mr. Gorgi disclaims beneficial ownership of all shares which are directly owned by FGR and those shares which are directly owned by FEP and CPII, except for his pecuniary interest therein.

(3) The address of Mr. Phelan is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. All of the shares shown are owned by Turnberry Partners, L.P. ("Turnberry"). Mr. Phelan is the President and sole stockholder of Chatham Capital Management, Inc., the general partner of Turnberry and is deemed to have voting and dispositive power as to the shares held by Turnberry.

(4) The address of Mr. Norton is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 20,000 restricted Shares which will vest in three equal annual installments commencing September 30, 1999. The Shares owned by Mr. Norton are subject to certain restrictions on transfer.

(5) The address of Mr. Davis is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 7,500 Shares issuable upon exercise of outstanding options which are currently exercisable. The Shares owned by Mr. Davis are subject to certain restrictions on transfer.

(6) The address of Mr. Levin is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. The Shares owned by Mr. Levin are subject to certain restrictions on transfer.

(7) Includes 20,000 restricted Shares which will vest in three equal annual installments commencing September 30, 1999 and includes 7,500 Shares issuable upon exercise of outstanding options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management Consulting Services Agreement. Parties related to each of the Principal Stockholders have entered into an agreement for management consulting services (the "Management Consulting Services Agreement") with FTD Corporation pursuant to which they will make available to the Company's management, financial and other corporate advisory services. Subject to certain limitations contained in the Bank Credit Agreement and the Indenture with respect to the Notes, for each fiscal year of the Company ending after June 30, 1995, the Company will pay dividends to FTD Corporation sufficient to allow FTD Corporation to pay such affiliates the annual fee of $400,000 per year plus up to an additional $1.6 million per year conditioned upon the achievement of certain levels of operating income, and reimbursement of reasonable out-of-pocket expenses. Subject to certain conditions, such fee will be shared by the parties thereto in proportion to their relative ownership interests in FTD Corporation. Pursuant to the Management Consulting Services Agreement, the Principal Stockholders will receive $1.0 million for the year ended June 30, 1997.

     Certain directors of FTD will receive indirectly a portion of the management fee as a result of their ownership interest in or other relationship with the entities providing services to FTD. Mr. Gorgi, a director of the Company designated by the Bain Funds, is the President of certain entities which own Shares, directly or indirectly through general partnership interests. Mr. Phelan, a director of the Company, also designated by the Bain Funds, is entitled to receive a portion of the fees to be paid by the Company under the Management Consulting Services Agreement to Fleet Growth Resources, Inc. pursuant to an agreement with such entity, so long as Mr. Phelan remains a director of the Company. Mr. Perry, Ms. Ho, and Mr. Silberberg, directors of the Company designated by Perry Partners, have an interest in Perry Investors, LLC. Assuming the relative ownership interest among the Principal Stockholders remains unchanged, Bain Capital, Inc., Fleet Growth Resources, Inc. and Perry Investors, LLC will be entitled to 23.33%, 11.67% and 65%, respectively, of the fees to be paid by the Company under the Management Consulting Services Agreement. The portion of such fee each of such directors will receive, if any, is discretionary.

     Stockholders' Agreement. Pursuant to the Stockholders' Agreement, each of the Principal Stockholders has agreed, among other things, (i) to vote its shares of common stock in order to elect and maintain a board of directors of FTD Corporation and each of its subsidiaries (including the Company), which consists of a designated number of nominees of Perry Partners and the Bain Funds and, in the case of the Company, FTD Association nominees as well, (ii) that certain actions taken by the Company require the approval of two of the directors nominated by Perry Partners and two of the directors nominated by the Bain Funds and (iii) to certain restrictions and to grants to the other Principal Stockholders certain rights with respect to the sale of its common stock of FTD Corporation.

     Business with Directors. Ms. Hickman has an ownership interest in three retail florist businesses: A Beautiful California Florist in Long Beach, California, Fifth Avenue Florist in Huntington Beach, California and Los Altos Florist in Long Beach, California. Mr. Thonnerieux has an ownership interest in Wards Flowers & Gifts, a retail florist business in Newton, New Jersey. Each of these businesses use the Company's services in the normal course of business. In fiscal 1997, the aggregate amount of revenues recorded by the Company from business done with Ms. Hickman's and Mr. Thonnerieux's businesses was approximately $28,000 and $103,000, respectively.

     Mutual Support Agreement. For the fiscal year ended June 30, 1997, an amount equal to approximately $598,000 was paid by the Company to FTD Association pursuant to the Mutual Support Agreement. See Item 1 -- "Business -- The Acquisition and Relationship with FTD Association." Mr. Thonnerieux is President of FTD Association and a member of the FTD Association Board of Trustees.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     (1) & (2) The consolidated financial statements and schedule which are filed with this Form 10-K are set forth in the Index to Consolidated Financial Statements and Schedule at Page F-1 which immediately precedes such documents.

     (3) See accompanying Index to Exhibits. The Company will furnish to any stockholder upon written request, any exhibit listed in the accompanying Index to Exhibits upon payment by such stockholders of the Company's reasonable expenses in furnishing any such exhibits. Such exhibits are, as indicated in the index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act and are referred to and incorporated herein by reference to such filings.

(B) REPORTS ON FORM 8-K

     No forms 8-K were filed by the Company during the fourth quarter of fiscal 1997.

(C) EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     See accompanying Index to Exhibits.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     No annual report covering the registrant's last fiscal year has been sent to security holders of the registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FLORISTS' TRANSWORLD DELIVERY, INC.

                                          By:     /s/ ROBERT L. NORTON
                                            ------------------------------------
                                            Robert L. Norton
                                            President and Chief Executive
                                              Officer

                                            Date: September 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                                    TITLE                           DATE
                ---------                                    -----                           ----

           /s/ RICHARD C. PERRY               Chairman of the Board of Directors      September 25, 1997
------------------------------------------
             Richard C. Perry

           /s/ ROBERT L. NORTON               President, Chief Executive Officer      September 25, 1997
------------------------------------------    and Director (Principal Executive
             Robert L. Norton                 Officer)

        /s/ FRANCIS C. PICCIRILLO             Vice President and Chief Financial      September 25, 1997
------------------------------------------    Officer (Principal Accounting and
          Francis C. Piccirillo               Financial Officer)

            /s/ VERONICA K. HO                Director                                September 25, 1997
------------------------------------------
              Veronica K. Ho

          /s/ GARY K. SILBERBERG              Director                                September 25, 1997
------------------------------------------
            Gary K. Silberberg

            /s/ HABIB Y. GORGI                Director                                September 25, 1997
------------------------------------------
              Habib Y. Gorgi

          /s/ WILLIAM P. PHELAN               Director                                September 25, 1997
------------------------------------------
            William P. Phelan

         /s/ CATHERINE A. HICKMAN             Director                                September 25, 1997
------------------------------------------
           Catherine A. Hickman

        /s/ ANTHONY P. THONNERIEUX            Director                                September 25, 1997
------------------------------------------
          Anthony P. Thonnerieux

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of June 30, 1997 and 1996....    F-3
Consolidated Statements of Operations for the years ended
  June 30, 1997 and 1996 and the periods December 19, 1994
  through June 30, 1995 and July 1, 1994 through December
  18, 1994..................................................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1997 and 1996 and the periods
  December 19, 1994 through June 30, 1995 and July 1, 1994
  through December 18, 1994.................................    F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1997 and 1996 and the periods December 19, 1994
  through June 30, 1995 and July 1, 1994 through December
  18, 1994..................................................    F-6
Notes to Consolidated Financial Statements as of June 30,
  1997 and 1996.............................................    F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-19
Schedule II -- Valuation and Qualifying Accounts............    F-20

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

KPMG LETTERHEAD

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Florists' Transworld Delivery, Inc.

     We have audited the accompanying consolidated balance sheets of Florists' Transworld Delivery, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 and 1996 and the periods December 19, 1994 through June 30, 1995 and July 1, 1994 through December 18, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florists' Transworld Delivery, Inc. as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 and the periods December 19, 1994 through June 30, 1995 and July 1, 1994 through December 18, 1994, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Detroit, Michigan
August 14, 1997

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1997 AND 1996

                                                                  1997        1996
                                                                  ----        ----
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 28,294    $ 26,535
Accounts receivable, less allowance for doubtful accounts
  ($2,211 in 1997 and $1,412 in 1996).......................      24,979      24,068
Inventories, principally finished goods, net................      14,992      12,468
Deferred income taxes.......................................       7,242       5,569
Other current assets........................................       2,034       1,718
                                                                --------    --------
    Total current assets....................................      77,541      70,358
PROPERTY AND EQUIPMENT:
Land and improvements.......................................       1,600       2,500
Building and improvements...................................       7,601      13,169
Mercury consoles............................................      22,472      23,187
Furniture and equipment.....................................      12,832      11,630
                                                                --------    --------
    Total...................................................      44,505      50,486
Less accumulated depreciation...............................      23,925      15,158
                                                                --------    --------
    Property and equipment, net.............................      20,580      35,328
OTHER ASSETS:
Deferred financing costs, less accumulated amortization
  ($2,724 in 1997 and $1,648 in 1996).......................       3,394       4,470
Deferred income taxes.......................................          --         194
Other noncurrent assets.....................................       1,979       2,191
Goodwill and other intangibles, less accumulated
  amortization ($7,528 in 1997 and $4,874 in 1996)..........      78,230      83,414
                                                                --------    --------
    Total other assets......................................      83,603      90,269
                                                                --------    --------
    Total assets............................................    $181,724    $195,955
                                                                ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt........................    $  9,297    $  8,496
Accounts payable............................................      31,346      30,765
Accrued member incentive programs...........................      13,816      12,949
Accrued severance costs.....................................       1,245       1,319
Other accrued liabilities...................................       5,759       5,931
Members' deposits...........................................       9,991       8,876
Unearned income.............................................       2,724       1,708
                                                                --------    --------
    Total current liabilities...............................      74,178      70,044
Long-term debt, less current maturities.....................      73,103      87,781
Postretirement benefits, less current portion...............       6,577       7,163
Accrued pension obligations.................................         876       4,061
Deferred income taxes.......................................       1,765          --
Minority interest in subsidiary.............................         156         170
STOCKHOLDERS' EQUITY:
Preferred stock, 30,000 shares authorized, no shares issued,
  par value $0.01...........................................          --          --
Common stock, 30,000 shares authorized, 100 shares issued
  and outstanding, par value $0.01..........................          --          --
Paid-in capital.............................................      33,000      33,000
Accumulated deficit.........................................      (7,931)     (6,264)
                                                                --------    --------
    Total stockholders' equity..............................      25,069      26,736
                                                                --------    --------
    Total liabilities and stockholders' equity..............    $181,724    $195,955
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIODS
 FROM DECEMBER 19, 1994 THROUGH JUNE 30, 1995 AND JULY 1, 1994 THROUGH DECEMBER
                                    18, 1994

                                                                                            PREDECESSOR
                                                                                              COMPANY
                                                                            DECEMBER 19,    ------------
                                                                                1994        JULY 1, 1994
                                                                              THROUGH         THROUGH
                                                                              JUNE 30,      DECEMBER 18,
                                                      1997        1996          1995            1994
                                                      ----        ----      ------------    ------------
REVENUES:
Marketplace.....................................    $ 49,738    $ 57,924      $35,460         $28,556
Clearinghouse...................................      34,383      37,070       24,738          16,093
Mercury Network.................................      37,558      34,138       17,618          13,865
Other...........................................      40,904      37,123       18,702          16,818
                                                    --------    --------      -------         -------
     Total revenues.............................     162,583     166,255       96,518          75,332
COSTS:
Products and distribution.......................      35,897      41,209       25,736          21,639
Floral order transmissions and processing
  services......................................      29,803      30,562       14,923          11,571
Member programs.................................      30,606      32,615       17,908          15,899
                                                    --------    --------      -------         -------
     Total cost of goods sold and services
       provided.................................      96,306     104,386       58,567          49,109
Selling, general and administrative expense.....      55,700      58,337       30,669          28,683
                                                    --------    --------      -------         -------
     Income (loss) from operations..............      10,577       3,532        7,282          (2,460)
OTHER INCOME AND EXPENSES:
Interest income.................................      (1,477)     (1,418)      (1,710)         (1,095)
Interest expense................................      12,789      13,498        7,546           1,172
Loss on sale of Southfield, Michigan facility...         530          --           --
                                                    --------    --------      -------         -------
     Total other income and expenses............      11,842      12,080        5,836              77
     Income (loss) before income tax expense
       (benefit) and minority interest..........      (1,265)     (8,548)       1,446          (2,537)
Income tax expense (benefit)....................         410      (1,807)       1,020              35
Minority interest in earnings (loss) of
  subsidiary....................................         (14)        (33)           8              --
                                                    --------    --------      -------         -------
     Net income (loss)..........................    $ (1,661)   $ (6,708)     $   418         $(2,572)
                                                    ========    ========      =======         =======

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIODS
 FROM DECEMBER 19, 1994 THROUGH JUNE 30, 1995 AND JULY 1, 1994 THROUGH DECEMBER
                                    18, 1994

                                                            CREDIT                    RETAINED
                                                            DEPOSIT    COOPERATIVE    EARNINGS
                  PREDECESSOR COMPANY                        FUND         FUND        (DEFICIT)     TOTAL
                  -------------------                       -------    -----------    ---------     -----
Balance, July 1, 1994...................................    $2,191        38,127        (4,101)     36,217
Distribution of operating margin, net of income taxes...        --        (1,181)       (1,391)     (2,572)
Minority interest.......................................        --            --            17          17
Additional credit deposits..............................        40            --            --          40
Redemption of ex-members' credit deposits and patronage
  equities..............................................       (58)         (862)           --        (920)
Foreign currency translation adjustment.................        --            --            17          17
                                                            ------       -------       -------     -------
Balance, December 18, 1994..............................    $2,173       $36,084       $(5,458)     32,799
                                                            ======       =======       =======     =======

                                                    NUMBER OF                          RETAINED
                                                     SHARES       COMMON    PAID-IN    EARNINGS
                                                   OUTSTANDING    STOCK     CAPITAL    (DEFICIT)     TOTAL
                                                   -----------    ------    -------    ---------     -----
Balance, December 19, 1994.....................        100        $  --     33,000           --      33,000
Net income.....................................         --           --         --          418         418
Foreign currency translation adjustment........         --           --         --           22          22
                                                       ---        -----     ------      -------     -------
Balance, June 30, 1995.........................        100           --     33,000          440      33,440
Net loss.......................................         --           --         --       (6,708)     (6,708)
Foreign currency translation adjustment........         --           --         --            4           4
                                                       ---        -----     ------      -------     -------
Balance, June 30, 1996.........................        100        $  --     33,000       (6,264)     26,736
                                                       ---        -----     ------      -------     -------
Net loss.......................................         --           --         --       (1,661)     (1,661)
Foreign currency translation adjustment........         --           --         --           (6)         (6)
                                                       ---        -----     ------      -------     -------
Balance, June 30, 1997.........................        100           --     33,000       (7,931)     25,069
                                                       ===        =====     ======      =======     =======

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED JUNE 30, 1997 AND 1996 AND FOR THE PERIODS
 FROM DECEMBER 1, 1994 THROUGH JUNE 30, 1995 AND JULY 1, 1994 THROUGH DECEMBER
                                    18, 1994

                                                                                                            PREDECESSOR
                                                                                                              COMPANY
                                                                                     DECEMBER 19, 1994     JULY 1, 1994
                                                                                          THROUGH             THROUGH
                                                                 1997       1996       JUNE 30, 1995     DECEMBER 18, 1994
                                                                 ----       ----     -----------------   -----------------
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $ (1,661)  $ (6,708)      $     418           $ (2,572)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     15,606     14,231           6,525              4,911
  Amortization of deferred financing costs and original
    issue discount..........................................      1,404      1,359             708                 --
  Postretirement benefits...................................       (586)       401             361                504
  Pension...................................................     (2,756)      (120)             --                 --
  Minority interest in earnings (loss) of subsidiary........        (14)       (32)              8                 --
  Undistributed (earnings) losses of unconsolidated
    affiliate...............................................        (30)       (67)            (54)                --
  Loss on sale or disposal of assets........................        530        663              --                 --
  Increase (decrease) in cash due to change in:
    Accounts receivable.....................................       (911)    (3,283)         12,918            (13,788)
    Inventories.............................................     (2,524)     1,027           1,524             (2,915)
    Deferred income taxes...................................        286     (2,035)            507                 --
    Other current assets....................................       (316)      (159)          2,336             (1,706)
    Accounts payable........................................        581      1,669         (28,722)            18,749
    Accrued member incentive programs.......................        867      6,194          (2,819)            (1,699)
    Accrued severance costs.................................        (74)    (1,504)         (1,075)                --
    Other accrued liabilities, unearned income, and members'
      deposits..............................................      1,959        224           1,891              2,747
                                                               --------   --------       ---------           --------
      Net cash provided by (used in) operating activities...     12,361     11,860          (5,474)             4,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Additional restricted cash related to credit deposit fund
  investments...............................................         --         --              --                (59)
Release of restricted cash related to credit deposit fund
  investments...............................................         --         --              --                 83
Proceeds from acquisition...................................         --         --           2,173
Payment to effect merger....................................         --         --        (109,028)                --
Capital expenditures, net...................................     (2,614)    (4,950)         (3,082)            (1,413)
Proceeds from sale of Southfield, Michigan facility.........      6,224         --              --
                                                               --------   --------       ---------           --------
      Net cash used in investing activities.................      3,610     (4,950)       (109,937)            (1,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to deferred financing costs.......................         --         --            (126)                --
Proceeds from long-term debt................................         --         --          95,436                 --
Repayments of long-term debt................................    (14,206)    (4,762)        (35,101)            (1,885)
Issuance of common stock....................................         --         --          30,000                 --
Equity contribution from parent.............................         --         --           3,000                 --
Additional credit deposits..................................         --         --              --                 40
Return of members' equity...................................         --         --              --               (920)
                                                               --------   --------       ---------           --------
      Net cash provided by (used in) financing activities...    (14,206)    (4,762)         93,209             (2,765)
Effect of foreign exchange rate changes on cash.............         (6)        12              --                 --
                                                               --------   --------       ---------           --------
Net increase in cash and cash equivalents...................      1,759      2,160         (22,202)                77
Cash and cash equivalents at beginning of period............     26,535     24,375          46,577             46,500
                                                               --------   --------       ---------           --------
Cash and cash equivalents at end of period..................   $ 28,294   $ 26,535       $  24,375           $ 46,577
                                                               ========   ========       =========           ========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $ (1,661)  $ (6,708)      $     418           $ (2,572)
Adjustments to reconcile net income (loss) to net
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid...............................................   $ 11,458   $ 12,114       $   6,704           $  1,249
                                                               ========   ========       =========           ========
Income taxes paid...........................................   $    237   $    201       $     260           $    242
                                                               ========   ========       =========           ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Florists' Transworld Delivery Association (the "Acquired Company") was acquired by FTD Corporation (the "Company") on
     December 19, 1994 (see note 2). The acquisition was effected through a merger of the Acquired Company with a subsidiary of the Company, with the Acquired Company surviving the merger as a wholly owned subsidiary of the
     Company, as follows:
Cash utilized to effect merger........................................................................       $109,028
NONCASH ITEMS:
Reduction of proceeds from long-term debt for financing costs.........................................          5,992
Value ascribed to common stock warrants issued........................................................          1,500
Reduction in accrued severance costs subsequent to initial purchase price allocation..................          3,138
Other purchase accounting adjustments for assets acquired and liabilities assumed.....................           (809)
                                                                                                             --------
    Total purchase price..............................................................................       $118,849
                                                                                                             ========

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS
-----------------------------

     Florists' Transworld Delivery, Inc. ("FTD, Inc."), a wholly owned subsidiary of FTD Corporation, and FTD, Inc.'s wholly owned subsidiaries -- Florists' Transworld Delivery Association of Canada Limited and FTD Holdings, Inc. ("Holdings"), and its subsidiary, Renaissance Greeting Cards, Inc. ("Renaissance"), (collectively the "Company") is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services to the retail floral industry in the United States and Canada.

PRINCIPLES OF CONSOLIDATION
-----------------------------

     The consolidated financial statements of the Company at June 30, 1997 and 1996, include the accounts of FTD, Inc., and its subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

CASH AND CASH EQUIVALENTS
-----------------------------

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued member incentive programs, accrued severance costs, other accrued liabilities, unearned income, member deposits and long-term debt. At June 30, 1997, because of the short maturity of those instruments other than Long-term debt, the fair value of these financial instruments approximates the carrying amount, Long-term debt is discussed in
Note 4.

INVENTORIES
-----------

     Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales value).

PROPERTY AND EQUIPMENT
--------------------------

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury consoles, and five to ten years for furniture and equipment. Assets acquired on December 19, 1994 (see Note 2), have been recorded at fair value.

     Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts, and any gain or loss incurred in the ordinary course of business is included as selling, general and administrative expense in the accompanying consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Expenditures which improve or extend the life of existing property and equipment are capitalized.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
SYSTEMS SOFTWARE
------------------

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years using the straight-line method. Assets acquired on December 19, 1994 (see
Note 2), have been recorded at fair value.

INTANGIBLES
-----------

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight line method over 30 years. Other intangibles consist of trademarks, trained workforce, and software, and are being amortized over 40, 7, and 5 years, respectively, using the straight-line method.

     The Company periodically evaluates whether events and circumstances that have occurred indicate that the remaining balance of goodwill and other intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that goodwill and other intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the goodwill and other intangibles is recoverable, and over what period (see Notes 2 and 3).

INCOME TAXES
--------------

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note
7).

FOREIGN CURRENCY TRANSLATION
-------------------------------

     In accordance with SFAS No. 52, balance sheet accounts of the Company's foreign operations are translated from Canadian currency into U.S. dollars at year-end or historical rates, while income and expenses are translated at the weighted average exchange rates for the year. Translation gains or losses related to net assets located outside the United States are included in retained earnings. Gains and losses resulting from foreign currency transactions are included in net income.

REVENUES
---------

     Revenues earned by the Company for processing floral orders are recorded in the month the orders are reported to the Company as filled. Revenues for other services related to the processing of floral orders (including equipment rentals and transmission charges) are recorded in the period the service is provided. Sales of products are recorded when the products are shipped. Revenues relating to publications are recognized in the periods in which the publications are issued.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
USE OF ESTIMATES
------------------

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
------------------------------------

     The Financial Accounting Standards Board (FASB) also has recently issued two new accounting standards, SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements will affect the disclosure requirements for the Fiscal 1998 annual financial statements. The Company does not know at this time the effect of these new statements.

(2) ACQUISITION

     On December 19, 1994 (the "Merger Date"), FTD Corporation, a Delaware corporation, completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company" or the "Predecessor Company"), pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. The acquisition was effected through the merger (the "Merger") of FTD Acquisition Corp., a wholly owned subsidiary of FTD Corporation, with and into the Acquired Company, with the Acquired Company surviving the Merger as a wholly owned subsidiary of FTD Corporation. Concurrent with the Merger, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc." (from and after the Merger Date, the "Operating Company").

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values.

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

     Upon consummation of the acquisition of the Operating Company by FTD Corporation, management began to assess, formulate, and implement a plan to involuntarily terminate and/or relocate employees of the Operating Company as part of its relocation and/or consolidation efforts. The allocation of the total purchase price referred to above included a reserve for the estimated cost of planned termination, severance and relocation.

     On January 3, 1997, the Operating Company's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in Southfield, Michigan were sold. The Company's bank credit agreement required it to use the net proceeds from the sale of assets to reduce the outstanding term loan. In accordance with EITF Consensus No. 94-3 "Liability Recognition for Certain Employee

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(2) ACQUISITION -- CONTINUED
Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with this consolidation including severance, asset impairment losses, and other costs aggregating $3.0 million were recognized as selling, general and administrative costs in the accompanying Consolidated Statement of Operations for Fiscal year 1997. The severance costs results from the planned termination of approximately 183 employees, who performed corporate and operating functions at the Southfield and Boston locations. In addition, based on the consolidation of the Company's facilities and the termination of a majority of the workforce as a result of the closed facilities, the balance of $2.1 million, net of $0.6 million of amortization, for the intangible asset of trained workforce was written off during the year ended June 30, 1997. The activity in such reserves during the period December 19, 1994 through June 30, 1995 and the years ended June 30, 1997 and 1996, can be summarized as follows (in thousands):

                                                             SEVERANCE    RELOCATION
                                                             BENEFITS       COSTS       OTHER     TOTAL
                                                             ---------    ----------    -----     -----
Initial estimate as of December 19, 1994.................     $5,573         $600       $  863    $7,036
Costs paid during the period December 19, 1994 through
  June 30, 1995..........................................        843                       232     1,075
                                                              ------         ----       ------    ------
Remaining liability as of June 30, 1995..................      4,730          600          631     5,961
                                                              ------         ----       ------    ------
Costs paid during the year ending June 30, 1996..........      1,310           41          153     1,504
Change in estimate.......................................      2,370          480          288     3,138
                                                              ------         ----       ------    ------
Remaining liability as of June 30, 1996..................      1,050           79          190     1,319
                                                              ------         ----       ------    ------
Additional liability recognized due to consolidation.....      1,292           93        1,575     2,960
Cost paid during the year ending June 30, 1997...........      1,550           53        1,431     3,034
                                                              ------         ----       ------    ------
Remaining liability as of June 30, 1997..................     $  792         $119       $  334    $1,245
                                                              ======         ====       ======    ======

(3) INTANGIBLES

     At June 30, 1997 and 1996 goodwill and other intangible assets consisted of the following (in thousands):

                                                                 1997       1996
                                                                 ----       ----
Goodwill....................................................    $68,758    $69,188
Trademarks..................................................     15,000     15,000
Trained Workforce...........................................         --      2,100
Software....................................................      2,000      2,000
                                                                -------    -------
Total.......................................................     85,758     88,288
Less accumulated amortization...............................      7,528      4,874
                                                                -------    -------
Total.......................................................    $78,230    $83,414
                                                                =======    =======

     The Company had no intangibles prior to the Merger Date. The changes in goodwill resulted from adjustments to the reserve for estimated costs of planned termination, severance and relocation (see Note 2), as well as pension and postretirement obligations (see Notes 8 and 9). The reduction in trained workforce related from the consolidation of the Company's offices in Fiscal 1997 and the related impairment of this asset at that time (see Note 2).

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(4) FINANCING ARRANGEMENTS

LONG-TERM DEBT ( IN THOUSANDS)

     At June 30, 1997 and 1996 long-term debt consisted of the following:

                                                                 1997       1996
                                                                 ----       ----
Series B senior subordinated notes, interest payable
  semiannually at 14% due December 15, 2001, net of
  unamortized discount of $2,252 and $2,580 at June 30, 1997
  and 1996 respectively.....................................    $57,748    $57,420
Term loan, payable quarterly at various amounts, plus
  interest at a weighted average floating Eurodollar rate of
  8.8%, and 8.5% at June 30, 1997 and 1996 respectively, due
  December 15, 1999.........................................     24,619     38,781
Other.......................................................         33         76
                                                                -------    -------
     Total long-term debt...................................     82,400     96,277
Less current maturities.....................................      9,297      8,496
                                                                -------    -------
     Long-term debt, less current maturities................    $73,103    $87,781
                                                                =======    =======

The principal payments required for each of the following five Fiscal years are as follows (in thousands):

1998........................................................    $ 9,297
1999........................................................     10,094
2000........................................................      5,252
2001........................................................          6
2002........................................................     60,003
                                                                -------
     Total..................................................    $84,652
                                                                =======

     The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1997. The Company's debt agreements also include restrictions on the declaration and payment of dividends. The term loan agreement requires the Company to repay principal of the loans to the extent cash flow generated in the Fiscal year exceeds certain calculated amounts. As of June 30, 1997 the estimated fair value of long-term debt, discounted at current rates, was $87,652,000.

LINE OF CREDIT

     The Company has a $25 million revolving line of credit, obtained at the acquisition date, with a group of banks at an interest rate varying with prime or other indices. There were no borrowings on this line during 1997 or 1996 however the Company has trade letters of credit of approximately $3.0 million outstanding under this revolving line of credit agreement at June 30, 1997. The Agreement provides a maximum commitment for letters of credit of $5.0 million and requires an annual commitment fee of 0.5% on the unused portion of the commitment.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(5) LEASES

AS LESSOR

     The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1997 and 1996 (in thousands):

                                                               1997      1996
                                                               ----      ----
Mercury consoles............................................  $22,472   $23,187
Less: Accumulated Depreciation..............................   17,710    10,946
                                                              -------   -------
     Net Investment                                           $ 4,762   $12,241
                                                              =======   =======

AS LESSEE

     Rental expense with respect to operating leases related to facilities and equipment was $1,005,000, $802,000, $459,000, and $486,000 for the years ended
June 30, 1997, and 1996 and the periods December 19, 1994 through June 30, 1995 and July 1 1994 through December 18, 1994, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

1998........................................................    $1,160
1999........................................................       637
2000........................................................       333
2001........................................................       333
Thereafter..................................................       106
                                                                ------
     Total..................................................    $2,569
                                                                ======

(6) ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Advertising credits earned by FTD members under the Company's sales incentive program are charged to expense when earned.

     In the years ended June 30, 1997 and 1996 and the periods December 19, 1994 through June 30, 1995 and July 1, 1994 through December 18, 1994, advertising and sales promotion expense was $28 million, $31 million, $16 million and $12 million, respectively.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(7) INCOME TAXES

     At June 30, 1997 and 1996, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                               1997      1996
                                                               ----      ----
Current deferred tax assets:
  Accrued Value Plus incentive obligations..................  $ 2,824   $ 3,058
  Accrued severance costs...................................      399       499
  Allowance for doubtful accounts...........................      814       518
  Unearned income...........................................      970       617
  Inventory.................................................    1,075       497
  Accrued vacation..........................................      132       246
  Other.....................................................    1,028       134
                                                              -------   -------
Current deferred tax assets.................................    7,242     5,569
                                                              -------   -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................    3,131     4,844
  Postretirement benefit obligations........................    2,433     2,650
  Accrued pension...........................................      324     1,503
  Other.....................................................      254       197
                                                              -------   -------
Noncurrent deferred tax assets..............................    6,142     9,194
Noncurrent deferred tax liabilities-tax over book
  depreciation and
  difference in basis.......................................    6,407     7,500
                                                              -------   -------
Net noncurrent deferred tax assets (liabilities)............     (265)    1,694
                                                              -------   -------
Deferred tax assets -- valuation allowance..................   (1,500)   (1,500)
                                                              -------   -------
Net deferred tax assets.....................................  $ 5,477   $ 5,763
                                                              =======   =======

     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1.5 million is appropriate at June 30, 1997 and 1996.

     The Company's net operating loss carryforwards at June 30, 1997 and 1996, of approximately $8.5 million, and $10.8 million, respectively, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $0.2 million in 2007; $2.3 million in 2008; $0.8 million in 2009; and $5.2 million in 2010. In addition, as a result of the Merger (see Note
2), the Company's pre-Merger net operating loss carryforwards of $3.3 million available to be utilized in the future are limited to approximately $1.8 million per year.

     The provision for income taxes consists of the following components (in thousands):

                                                                                 PERIOD
                                                                            DECEMBER 19, 1994
                                                                            THROUGH JUNE 30,
                                                       1997     1996              1995
                                                       ----     ----        -----------------
Current............................................    $124    $   189           $  143
Deferred...........................................     286     (1,996)             877
                                                       ----    -------          -------
Total Income Tax expense (benefit).................    $410    $(1,807)          $1,020
                                                       ====    =======          =======

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(7) INCOME TAXES -- CONTINUED
     The provision for income taxes for the years ended June 30, 1997 and 1996 and for the period December 19, 1994 through June 30, 1995, differs from the amount computed by applying the U.S. federal income tax rate (35%) to pretax income because of the effect of the following items (in thousands):

                                                                                DECEMBER 19,
                                                                                    1994
                                                                                  THROUGH
                                                                                  JUNE 30,
                                                            1997      1996          1995
                                                            ----      ----      ------------
Tax expense (benefit) at U.S. federal income tax rate...    $(443)   $(2,992)      $  506
State income taxes (benefit), net of federal income tax
  benefit...............................................      (27)      (172)          29
Amortization of purchased goodwill......................      893        842          464
Valuation allowance.....................................       --        500           --
Other items, net........................................      (13)        15           21
                                                            -----    -------       ------
Reported income tax expense (benefit)...................    $ 410    $(1,807)      $1,020
                                                            =====    =======       ======

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Operating Company provides certain postretirement health care benefits to substantially all employees who retired with a minimum of 10 years of service and have attained 60 years of age. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility (see Note 2), together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Operating Company's corresponding liability for certain postretirement benefits. These terminations caused a decrease in the Operating Company's postretirement obligation and generated a pretax gain of $0.8 million which was recorded as a reduction in selling, general and administrative expenses. In addition, the Operating Company amended its postretirement benefit plan effective January 1, 1997, and will no longer provide such benefits to employees hired after January 1, 1997.

     At June 30, 1997 and 1996 the status of the plan consisted of the following (in thousands):

                                                                 1997      1996
                                                                 ----      ----
Retirees....................................................    $4,448    $4,198
Fully eligible active participants..........................        --        62
Other active participants...................................       860     1,921
                                                                ------    ------
Accumulated postretirement benefit obligation...............     5,308     6,181
Unrecognized net gain.......................................     1,526     1,238
                                                                ------    ------
Accrued postretirement benefit liability....................    $6,834    $7,419
                                                                ======    ======

     At June 30, 1995, the accrued postretirement benefit liability included employees who were subsequently voluntarily or involuntarily terminated as part of the Company's relocation and/or consolidation plan to relocate and/or consolidate employees. Upon the completion of the Company's relocation and/or consolidation plan, a reduction to the accrued postretirement benefit liability of $590,000 was recorded in the year ended June 30, 1996 to reflect the impact of this plan.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED
     Net periodic postretirement benefit costs for the years ended June 30, 1997 and 1996 and for the periods December 19, 1994 through June 30, 1994 and July 1, 1994 through December 18, 1994 included the following components (in thousands):

                                                                               PREDECESSOR
                                                                                 COMPANY
                                                                            -----------------
                                                        DECEMBER 19, 1994        JULY 1
                                                             THROUGH             THROUGH
                                          1997   1996     JUNE 30, 1995     DECEMBER 18, 1994
                                          ----   ----   -----------------   -----------------
Service cost............................  $190   $194         $168                $208
Interest cost...........................   434    438          294                 307
Unrecognized prior period gain..........   (45)   (54)          --                  --
                                          ----   ----       ------              ------
Total...................................  $579   $578         $462                $515
                                          ====   ====       ======              ======

     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 8.0% through December 18, 1994 8.5% through June 30, 1995, 7.75% at June 30, 1995, 7.5% at and for the year ended June 30, 1996, and 7.75% at and for the year ended June 30, 1997. The assumed health care cost trend rate used in measuring the APBO was 9.8% and graded down to 5.75% over 11 years at June 30, 1997, 10.0% and graded down to 5.5% over 12 years at June 30, 1996 and 13.2% and graded down to 6.4% over 13 years at June 30, 1995. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 1997, would increase approximately $558,000, or 10.5%, while the periodic cost for the Fiscal year ended June 30, 1997, would have increased approximately $64,800, or 11.2%.

(9) PENSION PLANS

     During the quarter ended December 31, 1996, the level of lump sum distributions made to participants in the Company's defined benefit pension plan caused a partial pension plan settlement, resulting in the recognition of a pre-tax pension settlement gain of $429,000. As virtually all of these distributions were accrued as part of a purchase price allocation in connection with the Merger, the settlement gain was accounted for as a reduction of goodwill which arose as part of the Merger.

     Prior to January 1, 1997, the Operating Company had both a defined benefit and a defined contribution plan which covered substantially all domestic employees. The Operating Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. No contributions were made in 1997, 1996, or 1995. The Operating Company's matching contributions to the defined contribution plan are determined at the discretion of its Board of Directors. No matching contributions were made in the year ended June 30, 1997, or 1996 or for the period December 19, 1994 through June 30, 1995 to the defined contribution plan.

     Effective January 1, 1997, amendments to the Operating Company's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs. The Operating Company has established a new 401(k) savings plan for all of its eligible employees to replace the defined benefit pension plan.

     Benefits under the defined benefit plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(9) PENSION PLANS -- CONTINUED
     Pension expense, including administrative costs, charged to the operations for the above-mentioned plans amounted to $371,000, $903,000 $507,000, and $646,000 in the years ended June 30, 1997, and 1996 and for the periods December 19, 1994 through June 30, 1995 and July 1, 1994 through June 30, 1995, respectively.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the defined benefit plan was computed as follows (in thousands):

                                                                                    PREDECESSOR
                                                                                      COMPANY
                                                                    DECEMBER 19,    ------------
                                                                        1994           JULY 1
                                                                      THROUGH         THROUGH
                                                                      JUNE 30,      DECEMBER 18,
                                               1997       1996          1995            1994
                                               ----       ----      ------------    ------------
Service cost..............................    $   299    $   616       $ 360           $ 458
Interest cost.............................        546        820         387             447
Actual gain on plan assets................       (495)    (1,434)       (566)           (299)
Net amortization and deferral.............         20        901         310              30
                                              -------    -------       -----           -----
Net Periodic Pension expense..............        370        903         491             636
Settlement gain...........................       (936)        --          --              --
Curtailment gain..........................     (2,665)        --          --              --
                                              -------    -------       -----           -----
Total Pension Cost/(Gain).................    $(3,231)   $   903       $ 491           $ 636
                                              =======    =======       =====           =====

     At June 30, 1997 and 1996 the funded status of the defined benefit plan was as follows (in thousands):

                                                                 1997       1996
                                                                 ----       ----
Actuarial present value of:
  Vested benefit obligations................................    $ 2,457    $ 6,136
  Nonvested benefit obligations.............................        573        840
                                                                -------    -------
  Accumulated benefit obligations...........................      3,030      6,976
                                                                =======    =======
Projected benefit obligations...............................      3,144     10,653
Plan assets at fair value...................................     (2,562)    (5,780)
                                                                -------    -------
Projected benefit obligations in excess of plan assets......        582      4,873
Unrecognized net gain.......................................      1,272        212
                                                                -------    -------
Total accrued pension obligations...........................    $ 1,854    $ 5,085
                                                                =======    =======

     For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 7.75% for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75% for both preretirement and postretirement for all plan participants. For the year ended June 30, 1995, the weighted average discount rate was 8.5% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 8.5% for all others. The discount rate used to calculate the projected benefit obligation at June 30, 1996 was decreased to 7.5%. The discount rate used to calculate the projected benefit obligation at June 30, 1997 was decreased to 7.0% for the period January 1, 1997 through June 30, 1997. For Fiscal 1997, 1996 and 1995, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(9) PENSION PLANS -- CONTINUED
     At June 30, 1995 the calculated projected benefit obligation assumed that certain employees of FTD Association, who were formerly employees of the Operating Company, were active plan participants continuing to earn benefits. Subsequent to June 30, 1995, the status of FTD Association employees was changed to vested terminated participants who were due a lump sum under the plan agreement and, accordingly, the calculated projected benefit obligation was increased by $734,000.

(10) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

     Operating expenses for the years ended June 30, 1997 and 1996 and for the period December 19, 1994 through June 30, 1995 include $1,000,000 payable each period to certain investors of the Company for management consulting services.

     The Company has an inter company payable with FTD Corporation, its parent, of $2,109,000 and $2,405,000 at June 30, 1997 and 1996, respectively.

     The Company loaned an Officer of the Company $150,000 pursuant to a five year interest bearing note dated June 30, 1997, with accrued interest at 7% per annum with principal due at maturity.

(11) COMMITMENTS AND CONTINGENCIES

     On July 16, 1997, Teleflora LLC ("Teleflora") instituted an arbitration against FTD in Southfield, Michigan. The arbitration was filed under the Commercial Arbitration Rules of the American Arbitration Association alleging that FTD breached a 1991 Agreement by which FTD provides certain Mercury Network services to Teleflora (the "1991 Agreement"). The specific claim is that FTD has failed to negotiate in good faith a new contract on expiration of the 1991 Agreement as required by its terms. Unspecified damages are alleged. FTD has filed an answering statement that denies the allegations. FTD management believes that it has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     On July 21, 1997, Teleflora filed a complaint against FTD in United States District Court for the Central District of California. On August 7, 1997, Teleflora filed a first amended and supplemental complaint in that action. The first amended and supplemental complaint contains six counts alleging monopolization and attempted monopolization in violation of Section 2 of the Sherman Act, discriminatory pricing violation of Section 2 of the Clayton Act, unfair competition in violation of California Business and Professions Code Sections 17200 et seq., and a claim for breach of contract. The allegations pertain to the 1991 Agreement. Teleflora seeks compensatory and treble damages, and declaratory relief and have moved for a preliminary injunction. FTD management believes that it also has meritorious defenses to this action and intends to contest Teleflora's allegations vigorously. An adverse decision could have a material adverse effect on the Company's financial position and results of operations.

     The Company is involved in various lawsuits and other matters arising in the normal course of business. In the opinion of the management of the Company, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                             JUNE 30, 1997 AND 1996

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS, EXCEPT FOR PER SHARE DATA):

FISCAL 1997                         FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-----------                         -------------   --------------   -------------   --------------
Net Revenue.......................     $37,068         $41,640          $47,841         $36,034
Income (Loss) from Operations.....       2,437           1,430            6,792             (82)
Net Income (Loss).................        (523)         (1,154)           2,308          (2,292)
FISCAL 1996
-----------
Net Revenue.......................     $36,536         $45,865          $44,794         $39,060
Income (Loss) from Operations.....       3,657          (1,468)           2,378          (1,035)
Net Income (Loss).................         100          (3,072)            (604)         (3,132)

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
Florist Transworld Delivery, Inc.:

     We have audited and reported separately herein on the financial statements of Florists' Transworld Delivery, Inc. as of and for the years ended June 30, 1997 and 1996.

     Our audits were made for the purpose of forming an opinion on the basic financial statements of Florists' Transworld Delivery, Inc. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          (signed) KPMG PEAT MARWICK LLP

Detroit, Michigan
August 14, 1997

                      FLORISTS' TRANSWORLD DELIVERY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   ADDITIONS
                                           -------------------------
                                             BALANCE      CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING OF    COST AND      OTHER                     END OF
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ------------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS)
YEAR 1996
Allowance for doubtful accounts (shown as
  deduction from Accounts Receivable in
  balance sheet).........................     $1,589        $  895        $80(a)      $1,152(b)    $1,412
Inventory valuation reserve (included in
  Inventories, net in balance sheet).....     $  345        $1,325         --         $1,276(c)    $  394
YEAR 1997
Allowance for doubtful accounts (shown as
  deduction from Accounts Receivable in
  balance sheet).........................     $1,412        $1,105        $75(a)      $  381(b)    $2,211
Inventory valuation reserve (included in
  Inventories, net in balance sheet).....     $  394        $1,363         --         $   52(c)    $1,705

-------------------------
(a) Collection of accounts previously written off

(b) Uncollectible accounts written off

(c) Valuation writedown

                               INDEX TO EXHIBITS

EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DEBT                         NUMBER
-------                        -------------------                         ------



 3.1       Restated Articles of Incorporation of the Registrant.
           (Incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1 (File No.
           33-88628) (the "FTD S-1").)
 3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1995 (the "FTD 1995 Form
           10-K").)
 4.1 Indenture, dated as of December 1, 1994 (the "Indenture"), by and between the Registrant and First Trust of New York, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the FTD S-1.)
 4.2       Supplemental Indenture, dated as of December 19, 1994 to the
           Indenture. (Incorporated by reference to Exhibit 4.3 of the FTD S-1.)
10.1(a)    Credit Agreement, dated as of December 19, 1994, among the
           Registrant, FTD Corporation, the various lending institutions party thereto and Bankers Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1 of the FTD
           S-1.)
10.1(b)    First Amendment to Credit Agreement, dated as of August 30,
           1995, among the Registrant, FTD Corporation, the lending institutions party to the Credit Agreement and the Bankers
           Trust Company, as Agent. (Incorporated by reference to Exhibit 10.1(b) of the FTD 1995 Form 10-K.)
10.1(c)    Second Amendment to Credit Agreement, dated as of June 11,
           1996, among the Registrant, FTD Corporation, the lending institutions party to the Credit Agreement and Bankers Trust
           Company, as Agent. (Incorporated by reference to Exhibit
           I(d) of the FTD Corporation Registration Statement on Form
           8-A, filed August 28, 1996.)
10.1(d)    Third Amendment to Credit Agreement, dated as of November
           21, 1996, among the Registrant, FTD Corporation, the lending institutions party to the Credit Agreement and Bankers
           Trust, as Agent. (Incorporated by reference to Exhibit 10(b) of FTD Corporation's Form 10-Q, filed December 31, 1996.)
10.2       Pledge Agreement, dated December 19, 1994, by and among the
           Registrant, FTD Corporation., FTD Holdings Incorporated, FTD
           Direct Access, Inc., Directory Advertising, Inc. and Bankers
           Trust Company, as Agent. (Incorporated by reference to Exhibit 10.2 of the FTD S-1.)
10.3 Security Agreement, dated December 19, 1994, by and among the Registrant, FTD Corporation, certain subsidiaries of the Registrant and Bankers Trust Company, as Agent.
           (Incorporated by reference to Exhibit 10.3 of the FTD S-1.)
10.4* Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between the Registrant and John A.
           Borden. (Incorporated by reference to Exhibit 10.8 of the FTD S-1.)
10.5 Mutual Support Agreement, dated as of December 18, 1994, by and between the Registrant and FTD Association.
           (Incorporated by reference to Exhibit 10.9 of the FTD S-1.)
10.6       Supplement to Mutual Support Agreement, dated as of January
           11, 1996, by and between the Registrant and FTD Association.
           (Incorporated by reference to Exhibit 10.9 of FTD
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)
10.7 Trademark License Agreement, dated as of December 18, 1994, by and between the Registrant and FTD Association.
           (Incorporated by reference to Exhibit 10.10 of the FTD Form
           S-1.)



EXHIBIT                                                                     PAGE
NUMBER                         DESCRIPTION OF DEBT                         NUMBER
-------                        -------------------                         ------
10.8       Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, FTD Corporation,
           BT Securities Corporation and Montgomery Securities.
           (Incorporated by reference to Exhibit 10.11 of the FTD S-1.)
10.9       Tax Sharing Agreement, dated as of December 19, 1994,
           between the Registrant and FTD Corporation. (Incorporated by reference to Exhibit 10.12 of the FTD S-1.)
10.10*     FTD Corporation 1994 Stock Award and Incentive Plan.
           (Incorporated by reference to Exhibit 10.14 of the FTD
           Corporation Registration Statement on Form S-1 (File No.
           33-91582).)
10.11*     Agreement dated as of April 30, 1997, between the Registrant and Louis E. Nagy.
10.12*     Letter dated October 17, 1996, regarding Norton employment arrangements.
10.13*     Letter dated June 6, 1997, regarding Norton employment
           arrangements.
10.14*     Description of Key Management Incentive Plan. (Incorporated
           by reference to Exhibit 10.6 of the Registrant's Form 10-Q, filed March 31, 1997.)
10.15*     Promissory Note, dated June 30, 1997, made by Scott D.
           Levin.
21.1       Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the FTD 1995 Form 10-K.)
27         Financial Data Schedule.

-------------------------
* Management contract or compensatory plan arrangement required to be filed as an Exhibit to the Form 10-K pursuant to Item 14(a)3.