Form 10-Q
period 1997-09-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1997-11-14
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                             Commission File Number
                                    33-88628


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

                              3113 WOODCREEK DRIVE
                       DOWNERS GROVE, ILLINOIS 60515-5420
                       ----------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (630) 719-7800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No

     As of November 11, 1997, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.

                      FLORISTS' TRANSWORLD DELIVERY, INC.

                                     INDEX

                                                                  PAGE
                                                                  ----
Part I.  Financial Information

    Item 1.  Financial Statements

             Consolidated Condensed Balance Sheet at
                September 30, 1997 and June 30, 1997                3

             Consolidated Condensed Statements of Operations
                for the Three Month periods Ended
                  September 30, 1997 and 1996                       4

             Consolidated Condensed Statements of Cash Flows
                for the Three Month periods Ended
                  September 30, 1997 and 1996                       5

             Notes to Consolidated Financial Statements             6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    8

Part II. Other Information

    Item 6.Exhibits and Reports on Form 8-K                        11

Signatures                                                         12

Exhibit Index                                                      13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                            SEPTEMBER 30,
                                                                                1997          JUNE 30,
               ASSETS                                                        (UNAUDITED)        1997
               ------                                                       --------------   ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $ 21,398       $ 28,294
  Accounts receivable, less allowance for doubtful accounts
      of $2,247 at September 30, 1997 and  $2,211 at June 30, 1997              31,342         24,979
  Inventories, principally finished goods, net                                  14,520         14,992
  Deferred income taxes                                                          7,242          7,242
  Other current assets                                                           1,958          2,034
                                                                              --------       --------
           TOTAL CURRENT ASSETS                                                 76,460         77,541

  Property and equipment, less accumulated depreciation
      of $26,381 at September 30, 1997 and $23,925 at June 30, 1997             18,192         20,580

OTHER ASSETS:
  Deferred financing costs, less accumulated amortization
      of $2,993 at September 30, 1997 and $2,724 at June 30, 1997                3,125          3,394
  Other noncurrent assets                                                        1,857          1,979
  Goodwill and other intangibles, less accumulated amortization
      of $8,276 at September 30, 1997 and $7,528 at June 30, 1997               77,482         78,230
                                                                              --------       --------
           TOTAL OTHER ASSETS                                                   82,464         83,603

           TOTAL ASSETS                                                       $177,116       $181,724
                                                                              ========       ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                           9,287       $  9,297
  Accounts payable                                                              27,595         31,346
  Accrued member incentive programs                                             12,930         13,816
  Accrued severance costs                                                          920          1,245
  Other accrued liabilities                                                      7,609          5,759
  Members' deposits                                                             10,022          9,991
  Unearned income                                                                3,017          2,724
                                                                              --------       --------
           TOTAL CURRENT LIABILITIES                                            71,380         74,178

Long-term debt, less current maturities                                         70,973         73,103
Post-retirement benefits, less current portion                                   6,577          6,577
Accrued pension obligations, less current portion                                  576            876
Deferred income taxes                                                            2,187          1,765
Minority interest in subsidiary                                                    155            156

STOCKHOLDERS' EQUITY:
  Common stock:
       Class A
       Class B
  Paid-in capital                                                               33,000         33,000
  Accumulated deficit                                                           (7,732)        (7,931)
                                                                              --------       --------
           TOTAL STOCKHOLDERS' EQUITY                                           25,268         25,069

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $177,116       $181,724
                                                                              ========       ========

See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                               (IN THOUSANDS)


                                                          Three Months        Three Months
                                                             Ended               Ended
                                                         September 30,       September 30,
                                                              1997                1996
                                                        ---------------     ---------------
REVENUES:
  Marketplace                                               $12,529             $13,639
  Clearinghouse                                               6,777               6,627
  Mercury Network                                             8,021               8,497
  Other                                                       8,160               8,305
                                                            -------             -------

           Total revenues                                    35,487              37,068

COSTS:
  Products and distribution                                   8,746               9,461
  Floral order transmissions and processing services          6,716               7,081
  Member programs                                             6,576               6,811
                                                            -------             -------

           Total cost of goods sold and services
                provided                                     22,038              23,353

  Selling, general and administrative expense                10,114              11,278
                                                            -------             -------

           Income from operations                             3,335               2,437

OTHER INCOME AND EXPENSES:
  Interest income                                              (327)               (344)
  Interest expense                                            3,003               3,283
                                                            -------             -------

           Total other income and expenses                    2,676               2,939

           Income (loss) before income tax expense
                and minority interest                           659                (502)

Income tax expense                                              464                  32

Minority interest loss of subsidiary                             (1)                (11)
                                                            -------             -------

           Net income (loss)                                $   196               ($523)
                                                            =======             =======



See accompanying notes to consolidated financial statements.

                     FLORISTS' TRANSWORLD DELIVERY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                (IN THOUSANDS)


                                                                      Three Months            Three Months
                                                                          Ended                   Ended
                                                                      September 30,           September 30,
                                                                          1997                     1996
                                                                    -----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by (used in) operating activities                  ($4,607)             $  2,935

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                       (402)               (1,386)
   Sale of Property, Plant & Equipment                                         340                     -
                                                                          --------              --------
      Net cash used in investing activities                                    (62)               (1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                             (2,230)               (1,503)
                                                                          --------              --------
      Net cash used in financing activities                                 (2,230)               (1,503)

   Effect of exchange rate changes on cash                                       3                     3
                                                                          --------              --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                         (6,896)                   49

CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                                                      28,294                26,536
                                                                          --------              --------
   END OF PERIOD                                                          $ 21,398              $ 26,585
                                                                          ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Interest paid                                                           $554                  $931
                                                                          ========              ========

      Income taxes paid                                                        $44                  $100
                                                                          ========              ========

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Basis of Presentation

     The unaudited consolidated financial statements at September 30, 1997, include the accounts of Florists' Transworld Delivery, Inc. (the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial
statements and notes for the year ended June 30, 1997.   In the opinion of FTD
management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

     Certain amounts in the September 30, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

Note 2.   Accrued Severance and Related Costs

     The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the three month period ended September 30, 1997 (in thousands):



                                                  Severance    Relocation
                                                   Benefits      Costs       Other   Total
                                                   ---------------------------------------
Remaining liability as of June 30, 1997             $792         $119        $334    $1,245

Costs paid during the three month period
    ended September 30, 1997                         250            -          75       325
                                                    ---------------------------------------
Remaining liability as of September 30, 1997        $542         $119        $259    $  920
                                                    =======================================

Note 3.  Employee Benefit Obligations

     FTD established a new 401 (k) savings plan for all of its eligible employees to replace certain benefits eliminated under its defined benefit pensions plan. Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.3 million was recognized in income as a reduction in selling, general and administrative costs during the three month period ended September 30, 1997.

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

     FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to both the sending and receiving florists, and FTD receives a percentage of the sales price for the service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, FTD Florists' Online Internet site (www.ftd.com), credit card authorization and processing, publications and FTD's Flowers After Hours order taking service.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996.

     The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1997, compared with the three month period ended September 30, 1996.

     Revenue decreased by $1.6 million, or 4.3%, to $35.5 million for the three month period ended September 30, 1997, compared to $37.1 million for the three month period ended September 30, 1996. This decline in revenue was the net result of decreases in Marketplace and Mercury Network revenue.

     Marketplace revenue decreased by $1.1 million, or 8.1%, to $12.5 million for the three month period ended September 30, 1997 compared to $13.6 million for the three month period ended September 30, 1996. The decrease from the prior year was the result of the timing of several shipments which resulted in lower sales volume of holiday products. Marketplace revenue was 35.2% and 36.7% of total revenue for the three months ended September 30, 1997 and 1996, respectively.

     Mercury Network revenue decreased by $.5 million, or 5.9%, to $8.0 million for the three months ended September 30, 1997 from $8.5 for the three month period ended September 30, 1996. This decrease is primarily due to a decrease in sales of Advantage Business Systems.

     The cost of goods sold and services provided decreased by $1.4 million, or 6.0%, to $22.0 million for the three month period ended September 30, 1997 from $23.4 million for the three month period ended September 30, 1996. This is primarily the result of lower cost of goods sold related to lower Marketplace sales discussed above. In addition, FTD realized cost reductions resulting from improvement in customer service operations. As a percent of revenue, cost of goods sold and services provided decreased slightly to 62.0% for the three month period ended September 30, 1997, from 63.1% for the three month period ended September 30, 1996.

     Selling, general and administrative expenses decreased $1.2 million or 10.6%, to $10.1 for the three month period ended September 30, 1997, from $11.3 for the three month period ended September 30, 1996. The decrease is primarily due to FTD's lower advertising and promotional expenditures in the first quarter of fiscal 1998 compared to the same period in fiscal 1997, as well as lower administrative expenses due to the Company's facility consolidation in fiscal 1997.

     Interest expense for the three month period ended September 30, 1997 was $3.0 as compared to $3.3 for the three month period ended September 30, 1996. The decrease of $0.3 million resulted from a reduction in debt during the three month period ended September 30, 1997.

     Income taxes for the three month period ended September 30, 1997 were $0.5 million compared to minimal tax expense for the comparable three month period ended September 30, 1996. The change resulted from the increase in taxable income (loss).

     Net income was $0.2 million for the three month period ended September 30, 1997, an improvement of $0.7 million, from a loss of $0.5 million for the three month period ended September 30, 1996. The change is attributable to the factors previously discussed.



LIQUIDITY AND CAPITAL RESOURCES

     FTD has two sources of long-term debt consisting of a bank credit agreement and senior subordinated notes. The bank credit agreement consists of $45.0 million in term loans and a $25.0 million revolving credit facility, which has not been utilized to date. The term loans bear interest at floating rates and are to be repaid over five years. FTD has repaid $2.2 million of these loans in the three month period ended September 30, 1997. The senior subordinated notes consists of $60.0 million aggregate principal amount and bear interest at 14%, FTD funded the interest and debt repayments for the bank debt and notes through cash flow from operations.

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     The Company expects its year 2000 date conversion project to be completed on a timely basis. During the execution of this project the Company will incur internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the year 2000. The expense of the year 2000 project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations.

     For the three month period ended September 30, 1997, FTD used cash in the amount of $6.9 million, as compared to a $49 thousand increase in cash for the three month period ended September 30, 1996.

     Cash used by operating activities was $4.6 million for the three month period ended

September 30, 1997, compared to cash provided by operating activities of $2.9 million for the three month period ended September 30, 1996. Depreciation and amortization was $3.3 million for the three month period ended September 30, 1997, and $3.6 million for the three month period ended September 30, 1996. The decrease in cash is primarily due to an increase in accounts receivable and a decrease in accounts payable for the period ended September 30, 1997.

     Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $62 thousand for the three month period ended September 30, 1997 compared to $1.4 million for the three month period ended September 30, 1996.

     Cash used in financing activities, primarily reflecting the payment of principal on the term loans was $2.2 million for the three month period ended September 30, 1997 compared to $1.5 million for the three month period ended September 30, 1996.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 16, 1997, Teleflora LLC ("Teleflora") instituted an arbitration proceeding against FTD in Southfield, Michigan. The arbitration alleged that FTD breached a 1991 agreement by which FTD provides certain Mercury Network services to Teleflora. On July 21, 1997 Teleflora filed a complaint against FTD in United States District Court for the Central District of California containing six counts alleging monopolization and attempted monopolization. On October 28, 1997, Teleflora dismissed the federal antitrust suit and the breach of contract arbitration that it instituted against FTD.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.             Description
-----------             -----------

 (a) Exhibits

     27         Financial Data Schedule

 (b) Reports on Form 8-K

     FTD did not file any reports on Form 8-K during the three month period ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 1997.


                      FLORISTS' TRANSWORLD DELIVERY, INC.



               By:    /s/  FRANCIS C. PICCIRILLO
                      ----------------------------------------
                      Francis C. Piccirillo
                      Vice President and Chief Financial Officer
                      (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                                EXHIBIT INDEX


                                                            Paper (P)
                                                            or
                Exhibit          Description                Electronic (E)
                -------          -----------                --------------


                  27             Financial Data Schedule         E