Form 10-Q
period 1997-12-31
FLORISTS TRANSWORLD DELIVERY INC
filed 1998-02-17
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                             Commission File Number
                                    33-88628
                                    --------

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

         As of February 13, 1998, there were outstanding 100 shares of the Registrant's Common Stock, par value $.01 per share, which is the only class of Common Stock of the Registrant.

                       FLORISTS' TRANSWORLD DELIVERY, INC.

                                      INDEX

                                                                                      PAGE
Part I.    Financial Information
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets at December 31, 1997
                      and June 30, 1997                                                 3

                  Consolidated Condensed Statements of Operations
                      for the Three and Six Month periods Ended
                      December 31, 1997 and 1996                                        4

                  Consolidated Condensed Statements of Cash Flows for the
                      Six Month periods Ended December 31, 1997 and 1996                5

                  Notes to Consolidated Financial Statements                            6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8

Part II.   Other Information

     Item 6.      Exhibits and Reports on Form 8-K                                     13

Signatures                                                                             14

Exhibit Index                                                                          15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                       FLORISTS' TRANSWORLD DELIVERY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                                           1997                    JUNE 30,
                          ASSETS                                                        (UNAUDITED)                 1997
                          ------                                                       --------------          -----------
                                                                                                 (In thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                                       $   21,023                 $  28,294
     Accounts receivable, less allowance for doubtful accounts
         of $2,495 at December 31, 1997 and  $2,211 at June 30, 1997                     35,414                    24,979
     Inventories, principally finished goods, net                                        14,770                    14,992
     Deferred income taxes                                                                7,242                     7,242
     Other current assets                                                                 2,247                     2,034
                                                                                     ----------                 ---------
                   TOTAL CURRENT ASSETS                                                  80,696                    77,541

     Property and equipment, less accumulated depreciation
         of $28,767 at December 31, 1997 and $23,925 at June 30, 1997                    15,901                    20,580

OTHER ASSETS:
     Deferred financing costs, less accumulated amortization
         of $4,505 at December 31, 1997 and $2,724 at June 30, 1997                       2,965                     3,394
     Other noncurrent assets                                                              1,810                     1,979
     Goodwill and other intangibles, less accumulated amortization
         of $9,059 at December 31, 1997 and $7,528 at June 30, 1997                      76,699                    78,230
                                                                                     ----------                 ---------
                   TOTAL OTHER ASSETS                                                    81,474                    83,603
                                                                                     ----------                 ---------

                   TOTAL ASSETS                                                       $  178,071                $ 181,724
                                                                                      ==========                =========



                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES:
     Current maturities of long-term debt                                             $       -                 $   9,297
     Accounts payable                                                                    44,513                    31,346
     Accrued member incentive programs                                                   14,217                    13,816
     Accrued severance costs                                                                673                     1,245
     Other accrued liabilities                                                            7,004                     5,759
     Members' deposits                                                                   10,312                     9,991
     Unearned income                                                                      2,018                     2,724
                                                                                      ---------                 ---------
                   TOTAL CURRENT LIABILITIES                                             78,737                    74,178

Long-term debt, less current maturities                                                  67,932                    73,103
Post-retirement benefits, less current portion                                            6,577                     6,577
Accrued pension obligations, less current portion                                           426                       876
Deferred income taxes                                                                     1,299                     1,765
Minority interest in subsidiary                                                               -                       156

STOCKHOLDERS' EQUITY:
     Common stock:
          Class A
          Class B
     Paid-in capital                                                                     33,000                    33,000
     Accumulated deficit                                                                 (9,900)                   (7,931)
                                                                                      ---------                 ---------
                   TOTAL STOCKHOLDERS' EQUITY                                            23,100                    25,069
                                                                                      ---------                 ---------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 178,071                 $ 181,724
                                                                                      =========                 =========




See accompanying notes to consolidated financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           Three Months                       Six Months
                                                                              Ended                             Ended
                                                                           December 31,                       December 31,
                                                                 --------------------------------    ----------------------------
                                                                      1997             1996              1997              1996
                                                                 ---------------    -------------    --------------     ---------
                                                                                                 (In thousands)
REVENUES:
     Marketplace                                                        $13,488        $11,055            $26,017        $24,694
     Clearinghouse                                                       10,052         10,639             16,903         17,841
     Mercury Network                                                      9,201          9,902             17,222         18,400
     Other                                                                9,932         10,044             18,018         17,772
                                                                      ---------       --------            -------        -------

                   Total revenues                                        42,673         41,640             78,160         78,707
                                                                      ---------       --------            -------        -------

COSTS:
     Products and distribution                                           11,400          8,400             20,146         17,861
     Floral order transmissions and processing services                   6,908          7,112             13,624         14,192
     Member programs                                                      7,665          8,908             14,241         15,720
                                                                      ---------       --------            -------        -------

                   Total cost of goods sold and services
                        provided                                         25,973         24,420             48,011         47,773

     Selling, general and administrative expense                         15,820         15,790             25,934         27,069
                                                                      ---------       --------            -------        -------

                   Income from operations                                   880          1,430              4,215          3,865

OTHER INCOME AND EXPENSES:
     Interest expense (net of interest income)                            2,505          2,943              5,181          5,881
                                                                      ---------       --------           --------        -------


                   Loss before income tax expense
                        and minority interest                            (1,625)        (1,513)              (966)        (2,016)

Income tax expense, (benefit)                                              (327)          (340)               137           (309)

Minority interest in loss of subsidiary                                       -            (19)                (1)           (30)
                                                                      ---------       --------           --------        -------

                   Net loss before extraordinary item                   (1,298)         (1,154)            (1,102)        (1,677)


EXTRAORDINARY ITEM:
     Loss on extinguishment of debt net of $490 income tax benefit         (835)             -               (835)             -
                                                                      ---------       --------           --------        -------

                   Net loss                                             ($2,133)       ($1,154)           ($1,937)       ($1,677)
                                                                      =========       ========           ========        =======







See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                           Six Months                       Six Months
                                                                              Ended                           Ended
                                                                          December 31,                     December 31,
                                                                              1997                             1996
                                                                       --------------------            ---------------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by operating activities                           $ 9,038                                $7,304

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures                                                   (753)                               (2,086)
      Sale of Property, Plant & Equipment                                     480                                     -
                                                                         --------                               -------
            Net cash used in investing activities                            (273)                               (2,086)
                                                                         --------                               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds of long-term debt                                       23,648                                     -
      Repayments of long-term debt                                        (39,652)                               (3,005)
                                                                         --------                               -------
            Net cash used in financing activities                         (16,004)                               (3,005)
                                                                         --------                               -------

      Effect of exchange rate changes on cash                                 (32)                                    -
                                                                         --------                               -------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                     (7,271)                                2,213

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                  28,294                                26,536
                                                                         --------                               -------
      END OF PERIOD                                                       $21,023                               $28,749
                                                                         ========                               =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                                  $5,205                               $ 6,020
                                                                         ========                               =======

            Income taxes paid                                                $108                               $   148
                                                                         ========                               =======

See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.  Basis of Presentation

         The unaudited consolidated financial statements at December 31, 1997, include the accounts of Florists' Transworld Delivery, Inc. (the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1997. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

         Certain amounts in the December 31, 1996 consolidated condensed financial statements have been reclassified to conform to the current year presentation.

Note 2.   Accrued Severance and Related Costs

         The following table reflects the changes to accrued severance, asset impairment loss, and other reserves for the six month period ended December 31, 1997 (in thousands):



                                                                     Severance       Relocation
                                                                      Benefits         Costs         Other      Total
                                                                   --------------- --------------- ---------- -----------
Liability as of June 30, 1997                                           $792            $119         $334       $1,245

Costs paid during the six month period ended
  December 31, 1997                                                     $390            $ 26         $156       $  572
                                                                        ----------------------------------------------

Liability as of December 31, 1997                                       $402            $ 93         $178       $  673
                                                                        ==============================================

Note 3.  Employee Benefit Obligations

         Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.3 million and $0.2 million was recognized in income as a reduction in selling, general and administrative costs during the three month periods ended September 30, 1997 and December 31, 1997 respectively.

Note 4. Extinguishment of long-term debt

         In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. arranging a $100 million financing package ("the Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Revolving Credit Facility and a $50 million Multiple Draw Term Loan Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit were used to provide funds for the refinancing of the existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of un-amortized deferred financing costs associated with the existing debt were expensed in November 1997. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, for a net loss on extinguishment of debt totaling $0.8 million.

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

THREE MONTH PERIOD ENDED DECEMBER 31, 1997, COMPARED TO THREE MONTH PERIOD ENDED DECEMBER 31, 1996.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended December 31, 1997, compared with the three month period ended December 31, 1996.

         Revenue increased by $1.0 million, or 2.4%, to $42.6 million for the three month period ended December 31, 1997, compared to $41.6 million for the three month period ended December 31, 1996. This increase in revenue was the result of an increase in Marketplace revenue offset in part by a decrease in Mercury Network revenue.

         Marketplace revenue increased by $2.4 million, or 8.1%, to $13.5 million for the three month period ended December 31, 1997 compared to $11.1 million for the three month period ended December 31, 1996. This increase was primarily due to the timing of shipments of holiday products. Marketplace revenue was 31.7% and 26.7% of total revenue for the three months ended December 31, 1997 and 1996, respectively.

         Mercury Network revenue decreased by $0.7 million, or 7.1%, to $9.2 million for the three months ended December 31, 1997 from $9.9 for the three month period ended December 31, 1996. This decrease is primarily due to a decrease in sales of Advantage Business Systems.


         The cost of goods sold and services provided increased by $1.6 million, or 6.6%, to $26.0 million for the three month period ended December 31, 1997 from $24.4 million for the three month period ended December 31, 1996. This is primarily the result of proportionately higer cost of goods sold relating to increases in Marketplace holiday-product sales and increases in the related distribution costs due to the timing of shipments of holiday products. The increased distribution costs during the second fiscal quarter of 1998 resulted from both the earlier receipt of holiday product and the shipment of such products to customers. As a percent of revenue, cost of goods sold and services provided increased to 61.0% for the three month period ended December 31, 1997, from 58.7% for the three month period ended December 31, 1996.

         Selling, general and administrative expenses remained unchanged at $15.3 million for the three month periods ended December 31, 1997 and December 31, 1996.

         Interest expense for the three month period ended December 31, 1997 was $2.8 million as compared to $3.3 million for the three month period ended December 31, 1996. The decrease of $0.5 million was attributable to lower average debt outstanding due to scheduled principal payments as well as the implementation of a new credit agreement which became effective in November
1997 (see Liquidity and Capital Resources).

         Income taxes for the three month period ended December 31, 1997 were a benefit of $0.8 million compared to a benefit of $0.3 million for the comparable three month period ended December 31, 1996. The income tax benefit of $0.8 million for the three month period ended December 31, 1997 consists of an income tax benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources) as well as $0.3 million of income tax benefit relating to the change in taxable income (loss).

         Net loss was $2.1 million for the three month period ended December 31, 1997, an increase of $0.9 million, from a loss of $1.2 million for the three month period ended December 31, 1996. The change is attributable to the factors previously discussed.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

         The following is a discussion of changes in the Company's financial condition and results of operations for the six month period ended December 31, 1997, compared with the six month period ended December 31, 1996.

         Revenue decreased $0.5 million, to $78.2 million for the six month period ended December 31, 1997, compared to $78.7 million for the six month period ended December 31, 1996. This decline in revenue is primarily due to the net result of decreases in Mercury Network revenue and Clearinghouse revenue partially offset by increases in Marketplace and Other revenue.

         Mercury Network revenue decreased $1.2 million or 6.5%, to $17.2 million for the six month period ended December 31, 1997 from $18.4 million for the six month period ended December 31, 1996. This decrease is primarily due to the decrease in sales of Advantage Business Systems and transmission income.

         Clearinghouse revenue decreased by $0.9 million or 5.1%, to $16.9 million for the six month period ended December 31, 1997 from $17.8 million for the six month period ended December 31, 1996. This decrease in revenue is primarily due to decreases in clearinghouse advances.

         Marketplace revenue increased $1.3 million or 5.2%, to $26.0 million for the six month period ended December 31, 1997 from $24.7 million for the six month period ended December 31, 1996. This increase from the prior year is primarily due to the timing of shipments of holiday products.

         Other revenue increased $0.2 million or 1.1%, to $18.0 million for the six months ended December 31, 1997 from $17.8 million for the six months ended December 31, 1996. This is primarily due to increased revenue from FTD Florist's Online Internet site (www.ftd.com).

         The cost of goods sold and services provided increased $0.2 million or 0.4%, to $48.0 million for the six months ended December 31, 1997 from $47.8 million for the six months ended December 31, 1996. This is primarily due to the higher Marketplace sales as discussed above. As a percent of revenue, cost of goods sold and services provided increased 0.7% to 61.4% for the sixth month period ended December 31, 1997 from 60.7% for the six month period ended December 31, 1996.

         Selling, general and administrative expenses decreased by $1.1 million or 4.1%, to $26.0 million for the six month period ended December 31, 1997 from $27.1 million for the six month period ended December 31, 1996. This decrease is attributable to lower administrative expenses due to the Company's facility consolidation in fiscal 1997.

         Interest expense for the six months ended December 31, 1997 was $5.8 million as compared to $6.5 million in the comparable period of the prior year. The decrease is attributable to lower average debt outstanding due to scheduled principal payments as well as the implementation of a new credit agreement which became effective in November, 1997 (see Liquidity and Capital Resources).

         Income taxes for the six month period ended December 31, 1997 were a benefit of $0.4 million as compared to a benefit of $0.3 million in the comparable period of the prior year. The income tax benefit of $0.4 million for the six month period ended December 31, 1997 consists of a benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources), partially offset by $0.1 million of income tax expense due to the change in taxable income (loss).

         Net loss increased $0.3 million or 17.6% to $2.0 million for the six month period ended December 31, 1997 as compared to a net loss of $1.7 million for the six month period ended December 31, 1996. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes (the "Notes") and interest on the principal payments on obligations under the Bank Credit Facilities represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility (the "Term Loan Facilities") and a $50.0 million Revolving Credit Facility (the "Revolving Credit Facilities") to finance working capital, acquisitions, certain expenses and letter of credit needs. FTD repaid $20.4 million of term loans outstanding under its prior credit facility through June 30, 1997 and repaid $24.6 million of the term loans thereunder in the six month period ended December 31, 1997 as a result of the Company refinancing under the Revolving Credit Facilities in November 1997. Any loan outstanding under the Revolving Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Revolving Credit Facilities, will be sufficient to fund its working capital needs, obligations to the Operating Company and potential acquisitions, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Facilities.

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

         For the six month period ended December 31, 1997, FTD used cash in the amount of $7.3 million, as compared to a $2.2 million increase in cash for the six month period ended December 31, 1996.

         Cash provided by operating activities was $9.0 million for the six month period ended December 31, 1997, compared to cash provided by operating activities of $7.3 million for the six month period ended December 31, 1996. Depreciation and amortization was $6.7 million for the six month period ended December 31, 1997, and $7.2 million for the six month period ended December 31, 1996. The increase in cash is primarily due to an increase in accounts payable for the six month period ended December 31, 1997.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $273 thousand for the six month period ended December 31, 1997 compared to $2.1 million for the six month period ended December 31, 1996.

         Net cash used in financing activities for the six month period ended December 31, 1997 was $16.0 million compared to net cash used of $3.0 million for the six month period ended December 31, 1996. This increase primarily consists of $23.6 million of net proceeds of long-term debt as a result of the new Bank credit Facilities and repayments of $40.0 million of principal on the term loans.

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

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.                Description
------------               -----------

  (a)    Exhibits

         27          Financial Data Schedule

  (b)    Reports on Form 8-K

         FTD did not file any reports on Form 8-K during the six month period ended December 31, 1997.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 17th day of February, 1998.


                    FLORISTS' TRANSWORLD DELIVERY, INC.



                    By:      /s/ FRANCIS C. PICCIRILLO
                             -----------------------------------
                             Francis C. Piccirillo
                             Vice President and Chief Financial Officer
                             (Principal financial officer and officer duly authorized to sign on behalf of registrant)

                               EXHIBIT INDEX

                                                               Paper (P)
                                                               or
Exhibit                        Description                     Electronic (E)
-------                        ------------                    --------------

  27                        Financial Data Schedule               E