Form 10-Q
period 1998-03-31
FLORISTS TRANSWORLD DELIVERY INC
filed 1998-05-11
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                                 (630) 719-7800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Action of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

         As of May 1, 1998, there were outstanding 100 shares of the Registrant's Common Stock, par value $0.01 per share, which is the only class of Common Stock of the Registrant.

                       FLORISTS' TRANSWORLD DELIVERY, INC.

                                      INDEX




                                                                                               PAGE
Part I.    Financial Information
     Item 1.      Financial Statements

                  Consolidated Condensed Balance Sheets at March 31, 1998
                      and June 30, 1997                                                          3

                  Consolidated Condensed Statements of Operations
                      for the Three and Nine Month periods Ended
                      March 31, 1998 and 1997                                                    4

                  Consolidated Condensed Statements of Cash Flows for the
                      Nine Months Ended March 31, 1998 and 1997                                  5

                  Notes to Consolidated  Condensed Financial Statements                          6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8

Part II.   Other Information                                                                    14
     Item 6.      Exhibits and Reports on Form 8-K

Signatures                                                                                      15

Exhibit Index                                                                                   16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       FLORISTS' TRANSWORLD DELIVERY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                             MARCH 31,
                                                                               1998                JUNE 30,
                ASSETS                                                      (UNAUDITED)              1997
                                                                           --------------        -------------
                                                                                       (In thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                                      $4,564              $28,294
   Accounts receivable, less allowance for doubtful accounts
       of $2,698 at March 31, 1998 and  $2,211 at June 30, 1997                   30,074               24,979
   Inventories, principally finished goods, net                                   10,805               14,992
   Deferred income taxes                                                           7,242                7,242
   Other current assets                                                            1,935                2,034
                                                                           --------------        -------------
            TOTAL CURRENT ASSETS                                                  54,620               77,541

   Property and equipment, less accumulated depreciation
       of $29,494 at March 31, 1998 and $23,925 at June 30, 1997                  15,438               20,580

OTHER ASSETS:
   Deferred financing costs, less accumulated amortization
       of $4,595 at March 31, 1998 and $2,724 at June 30, 1997                     2,884                3,394
   Other noncurrent assets                                                         4,023                1,979
   Goodwill and other intangibles, less accumulated amortization
       of $9,832 at March 31, 1998 and $7,528 at June 30, 1997                    75,927               78,230
                                                                           --------------        -------------
            TOTAL OTHER ASSETS                                                    82,834               83,603
                                                                           --------------        -------------

            TOTAL ASSETS                                                        $152,892             $181,724
                                                                           ==============        =============



                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                         $      -               $9,297
   Accounts payable                                                               28,764               31,346
   Accrued member incentive programs                                              13,130               13,816
   Accrued severance costs                                                           593                1,245
   Other accrued liabilities                                                       9,531                5,759
   Members' deposits                                                              10,031                9,991
   Unearned income                                                                 1,184                2,724
                                                                           --------------        -------------
            TOTAL CURRENT LIABILITIES                                             63,233               74,178

Long-term debt, less current maturities                                           58,029               73,103
Post-retirement benefits, less current portion                                     6,577                6,577
Accrued pension obligations, less current portion                                    497                  876
Deferred income taxes                                                              1,488                1,765
Minority interest in subsidiary                                                        -                  156

STOCKHOLDERS' EQUITY:
   Common stock:
        Class A
        Class B
   Paid-in capital                                                                33,000               33,000
   Accumulated deficit                                                            (9,932)              (7,931)
                                                                           --------------        -------------
            TOTAL STOCKHOLDERS' EQUITY                                            23,068               25,069
                                                                           --------------        -------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $152,892             $181,724
                                                                           ==============        =============

See accompanying notes to consolidated condensed financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          Three Months                       Nine Months
                                                                             Ended                              Ended
                                                                           March 31,                          March 31,
                                                                 -------------------------------   --------------------------------
                                                                     1998             1997             1998              1997
                                                                 --------------   --------------   --------------    --------------
                                                                                          (In thousands)
REVENUES:
    Marketplace                                                        $14,751          $18,837          $40,768           $43,531
    Clearinghouse                                                        8,629            9,248           25,532            27,088
    Mercury Network                                                      8,398            9,298           25,620            27,698
    Other                                                               10,409           10,130           28,427            27,905
                                                                 --------------   --------------   --------------    --------------

               Total revenues                                           42,187           47,513          120,347           126,222
                                                                 --------------   --------------   --------------    --------------

COSTS:
    Products and distribution                                           11,423           12,354           31,569            30,215
    Floral order transmissions and processing services                   5,654            7,450           19,278            21,643
    Member programs                                                      8,189            7,411           22,430            23,585
                                                                 --------------   --------------   --------------    --------------

               Total cost of goods sold and services
                    provided                                            25,266           27,215           73,277            75,443

    Selling, general and administrative expense                         14,517           13,506           40,451            40,120
                                                                 --------------   --------------   --------------    --------------

               Income from operations                                    2,404            6,792            6,619            10,659

OTHER INCOME AND EXPENSES:
    Interest expense (net of interest income)                            2,257            2,847            7,438             8,729
                                                                 --------------   --------------   --------------    --------------


               Net income (loss) before income tax expense
                    minority interest and extraordinary item               147            3,945             (819)            1,930

Income tax expense                                                         187            1,615              324             1,308

Minority interest in income (loss) of subsidiary                             -               22               (1)               (7)
                                                                 --------------   --------------   --------------    --------------

               Net income (loss) before extraordinary item                 (40)           2,308           (1,142)              629

EXTRAORDINARY ITEM:
    Loss on extinguishment of debt (net of $490 income tax benefit)          -                -             (835)                -
                                                                 --------------   --------------   --------------    --------------

               Net income (loss)                                          ($40)          $2,308          ($1,977)             $629
                                                                 ==============   ==============   ==============    ==============





See accompanying notes to consolidated condensed financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       Nine Months                     Nine Months
                                                                          Ended                           Ended
                                                                        March 31,                       March 31,
                                                                           1998                           1997
                                                                    -------------------            --------------------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net cash provided by operating activities                            $5,456                         $15,580

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital Expenditures                                                      (3,634)                         (2,339)
      Net proceeds on sale of Property, Plant & Equipment                          578                               -
                                                                    -------------------            --------------------
           Net cash used in investing activities                                (3,056)                         (2,339)
                                                                    -------------------            --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds of revolving credit borrowings                               28,546                               -
      Repayments of long-term debt                                             (54,652)                         (5,751)
                                                                    -------------------            --------------------
           Net cash used in financing activities                               (26,106)                         (5,751)
                                                                    -------------------            --------------------

      Effect of exchange rate changes on cash                                      (24)                            (62)
                                                                    -------------------            --------------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                         (23,730)                          7,428

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                       28,294                          26,536
                                                                    -------------------            --------------------
      END OF PERIOD                                                             $4,564                         $33,964
                                                                    ===================            ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
           Interest paid                                                        $5,283                          $6,610
                                                                    ===================            ====================

           Income taxes paid                                                      $107                            $194
                                                                    ===================            ====================



See accompanying notes to consolidated condensed financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The unaudited consolidated condensed financial statements at March 31, 1998, include the accounts of Florists' Transworld Delivery,
Inc. (the "Company" or "FTD"). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1997. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that might be expected for the year ended June 30, 1998.

         Certain amounts in the March 31, 1997 consolidated condensed financial statements have been reclassified to conform to the current period presentation.

Note 2.   Accrued Severance and Related Costs

         The following table reflects the changes to accrued severance, asset impairment loss, and other reserves relating to the Company's facility consolidation for the nine month period ended March 31, 1998 (in thousands):

                                                                     Severance       Relocation
                                                                      Benefits         Costs         Other      Total
                                                                   --------------- --------------- ---------- -----------
Liability as of June 30, 1997                                           $792            $119         $334       $1,245

Costs paid during the nine month period ended
  March 31, 1998                                                        $498            $26          $128         $652
                                                                   --------------- --------------- ---------- -----------

Liability as of March 31, 1998                                          $294            $93          $206         $593
                                                                   =============== =============== ========== ===========


Note 3.  Employee Benefit Obligations

         Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $0.5 million was recognized through a reduction in selling, general and administrative costs during the nine month period ended March 31, 1998.

Note 4. Extinguishment of Long-Term Debt

         In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. who arranged a $100 million financing package ("the Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Revolving Credit Facility and a $50 million Multiple Draw Term Loan Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit were used to provide funds for the refinancing of then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with then existing debt were expensed in November 1997. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the consolidated condensed statements of operations.

Note 5. New Accounting Pronouncements

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on March 4, 1998. This SOP applies to all non-governmental entities and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company intends to adopt this SOP in the fourth quarter of fiscal 1998 when it begins incurring substantial costs related to the implementation of its new computer software package.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

         Except for the historical information contained in this report, certain statements made herein are forward-looking statements that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate fluctuations, collection of receivables and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these foward-looking statements to reflect new events or circumstances.

         FTD generates its revenue from four principal areas of operation. Marketplace represents FTD's wholesale distribution of hardgoods to retail florists in North America. FTD's Clearinghouse operation provides order billing and collection services to both the sending and receiving florists, and FTD receives a percentage of the sales price for this service. Mercury Network is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses. Other revenue is derived from the 1-800-SEND-FTD direct marketing business, FTD's Florists' Online Internet site (www.ftd.com), credit card authorization and processing, publications and FTD's Flowers After Hours order taking service.

         THREE MONTH PERIOD ENDED MARCH 31, 1998, COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended March 31, 1998, compared with the three month period ended March 31, 1997.

         Revenue decreased by $5.3 million, or 11.2%, to $42.2 million for the three month period ended March 31, 1998, compared to $47.5 million for the three month period ended March 31, 1997. This decrease in revenue was primarily the result of decreases in Marketplace, Clearinghouse and Mercury Network revenue offset, in part, by an increase in Other revenue.

         Marketplace revenue decreased by $4.1 million, or 21.8%, to $14.7 million for the three month period ended March 31, 1998 compared to $18.8 million for the three month period ended March 31, 1997. This decrease is primarily due to the earlier shipment of Valentines Day holiday product to customers which occurred in the second quarter of fiscal 1998 as compared to the third quarter in fiscal 1997. Marketplace revenue was 34.8% and 39.6% of total revenue for the three months ended March 31, 1998 and 1997, respectively.

         Clearinghouse revenue decreased by $0.6 million, or 6.5%, to $8.6 million for the three month period ended March 31, 1998 from $9.2 million for the three month period ended March 31, 1997. This decrease is primarily due to a decrease in clearinghouse advances due to the timing of the Easter holiday from the comparable period of the prior year.

         Mercury Network revenue decreased by $0.9 million, or 9.7%, to $8.4 million for the three months ended March 31, 1998 from $9.3 million for the three month period ended March 31, 1997.

This decrease is primarily due to a decrease in sales of Advantage Business Systems and a decrease in transmissions income as a result of the timing of the Easter holiday from the comparable period of the prior year.

         Other revenue increased by $0.3 million, or 3.0%, to $10.4 million for the three month period ended March 31, 1998 from $10.1 million for the three month period ended March 31, 1997. This increase is primarily due to an increase in the monthly fee charged to FTD member florists of $0.6 million partially offset by a decrease of $0.2 million relating to FTD's direct marketing business.

         The cost of goods sold and services provided decreased by $1.9 million, or 7.0%, to $25.3 million for the three month period ended March 31, 1998 from $27.2 million for the three month period ended March 31, 1997. This decrease is primarily a result of a decrease in product and distribution costs and floral order transmissions and processing services partially offset by an increase in costs relating to member programs. As a percent of revenue, cost of goods sold and services provided increased 2.7% to 60.0% for the three month period ended March 31, 1998 from 57.3% for the three month period ended March 31, 1997. Cost of goods sold and services provided is a greater percent of revenue for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 as a result of a reduced gross margin in FTD's effort to offer competitively priced products to FTD member florists.

         Product and distribution costs decreased $0.9 million, or 7.3%, to $11.4 million for the three month period ended March 31, 1998 from $12.3 million for the three month period ended March 31, 1997. This decrease is primarily the result of proportionately lower cost of goods sold relating to decreases in Marketplace holiday-product sales and decreases in the related distribution costs due to the earlier shipments of Valentines Day holiday product to customers. In the comparable period of the prior year, Valentines Day holiday product shipped to customers during the third quarter which increased the length of time that FTD possessed the product and therefore increased the costs FTD incurred for storage and distribution.

         Costs relating to floral order transmissions and processing services decreased $1.8 million, or 24.0%, to $5.7 million for the three month period ended March 31, 1998 from $7.5 million for the three month period ended March 31, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of the third quarter of fiscal 1998.

         Costs relating to member programs increased $0.8 million, or 10.8%, to $8.2 million for the three month period ended March 31, 1998 from $7.4 million for the three month period ended March 31, 1997. This increase is primarily due to an increase in base order dollars earned by member florists who participate in FTD's member incentive program as well as an increase in administrative expenses associated with the member incentive program.

         Selling, general and administrative expense increased $1.0 million, or 7.4%, to $14.5 million for the three month period ended March 31, 1998 from $13.5 million for the three month period ended March 31, 1997. This increase is primarily due to increased costs associated with data processing, field services and human resources as well as $0.5 million less in pre-tax pension curtailment credits during the third quarter of fiscal 1998 as compared to the third quarter of fiscal

1997.

         Net interest expense for the three month period ended March 31, 1998 was $2.3 million as compared to $2.8 million for the three month period ended March 31, 1997. The decrease of $0.5 million was attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November 1997 (see Liquidity and Capital Resources).

         Income taxes for the three month period ended March 31, 1998 were an expense of $0.2 million compared to an expense of $1.6 million for the comparable three month period ended March 31, 1997. This change resulted from the decrease in taxable income.

         Net loss was $0.04 million for the three month period ended March 31, 1998, a decrease of $2.34 million, from a profit of $2.3 million for the three month period ended March 31, 1997. The change is attributable to the factors previously discussed.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

         The following is a discussion of the changes in the Company's financial condition and results of operations for the nine month period ended March 31, 1998, compared with the nine month period ended March 31, 1997.

         Revenue decreased $5.9 million, or 4.7%, to $120.3 million for the nine month period ended March 31, 1998, compared to $126.2 million for the nine month period ended March 31, 1997. This decline in revenue is primarily due to decreases in Marketplace, Clearinghouse and Mercury Network revenue offset, in part, by an increase in Other revenue.

         Marketplace revenue decreased $2.7 million, or 6.2%, to $40.8 million for the nine month period ended March 31, 1998 from $43.5 million for the nine month period ended March 31, 1997. This decrease is primarily due to the lower sales volume of holiday product.

         Clearinghouse revenue decreased $1.6 million, or 5.9%, to $25.5 million for the nine month period ended March 31, 1998 from $27.1 million for the nine month period ended March 31, 1997. This decrease in revenue is primarily due to decreases in clearinghouse advances.

         Mercury Network revenue decreased by $2.1 million, or 7.6%, to $25.6 million for the nine month period ended March 31, 1998 from $27.7 million for the nine month period ended March 31, 1997. This decrease in revenue is primarily due to decreases in sales of Advantage Business Systems, floral order transmissions and mercury console rental revenue.

         Other revenue increased $0.5 million, or 1.8%, to $28.4 million for the nine month period ended March 31, 1998 from $27.9 million for the nine month period ended March 31, 1997. This is primarily due to an increase in the monthly fee charged to FTD member florists.

         The cost of goods sold and services provided decreased $2.1 million, or 2.8%, to $73.3 million for the nine months ended March 31, 1998 from $75.4 million for the nine months ended March 31, 1997. This is primarily due to decreased costs relating to floral order transmissions and processing services and member programs offset, in part, by an increase in product and distribution costs. As a percent of revenue, cost of goods sold and services provided increased 1.2% to 60.9% for the nine month period ended March 31, 1998 from 59.7% for the nine month period ended March 31, 1997.

         Costs relating to floral order transmissions and processing services decreased $2.4 million, or 11.1%, to $19.3 million for the nine month period ended March 31, 1998 from $21.6 million for the nine month period ended March 31, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of the third quarter of fiscal 1998.

         Costs relating to member programs decreased $1.2 million, or 5.1%, to $22.4 million for the nine month period ended March 31, 1998 from $23.6 million for the nine month period ended March 31, 1997. This is primarily due to decreased costs associated with the FTD Directory being published on a quarterly basis in fiscal 1998 versus five times per year in fiscal 1997. The FTD Directory was published three times in the nine month period ended March 31, 1998 as compared to four times in the nine month period ended March 31, 1997.

         Product and distribution costs increased $1.4 million, or 4.6%, to $31.6 million for the nine month period ended March 31, 1998 from $30.2 million for the nine month period ended March 31, 1997. This increase is primarily due to increased costs associated with the Marketplace branded product line.

         Selling, general and administrative expense increased by $0.4 million, or 0.7%, to $40.5 million for the nine month period ended
March 31, 1998 from $40.1 million for the nine month period ended March 31, 1997. This increase is primarily attributable to an increase in consumer advertising as compared to the same period of the prior year.

         Net interest expense for the nine months ended March 31, 1998 was $7.4 million as compared to $8.7 million in the comparable period of the prior year. The decrease is attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November, 1997 (see Liquidity and Capital Resources).

         Income taxes for the nine month period ended March 31, 1998 were an expense of $0.3 million as compared to an expense of $1.3 million in the comparable period of the prior year. The income tax expense of $0.3 million for the nine month period ended March 31, 1998 consists of a benefit of $0.5 million relating to the extinguishment of long-term debt (see Liquidity and Capital Resources), partially offset by $0.2 million of income tax benefit due to the change in taxable income.

         Net loss increased $2.6 million to $2.0 million for the nine month period ended March 31, 1998 as compared to a net profit of $0.6 million for the nine month period ended March 31, 1997. The change is attributable to the factors previously discussed.

                         LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes (the "Notes") and interest under the Bank Credit Facilities represent significant liquidity requirements for FTD. Borrowings under the Bank Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility ( the "Term Loan Facilities") and a $50.0 million Revolving Credit Facility ( the "Revolving Credit Facilities") to finance working capital, acquisitions, certain expenses and letter of credit needs. FTD repaid $24.6 million of existing loans thereunder in the nine month period ended March 31, 1998. At March 31, 1998, the Company did not have any borrowings outstanding under the Revolving Credit Facilities. Any loan outstanding under the Revolving Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Revolving Credit Facilities, will be sufficient to fund its working capital needs, capital expenditures, and potential acquisitions, and to repay the term loans and make interest payments as they become due through the term of the Notes and the Bank Credit Facilities.

         The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. As of March 31, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently developing an implementation and training schedule to have the software package installed on a timely basis. This new software package will allow the Company to improve its execution and efficiencies in recording information in addition to providing a solution for the year 2000 issue.

         During the implementation of the software package the Company will
incur internal staff costs as well as consulting and other costs.   The total
cost of the software system project as well as the related potential effect on the Company's earnings is not expected to have a material effect on its financial position or results of operations. The total estimated cost to complete the project over the next twelve to eighteen months is expected to range between $10.0 and $12.0 million of which approximately $8.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include costs related to hardware, software and other external direct costs of material and services consumed in developing or obtaining the internal-use computer software.

         Capital expenditures were budgeted to be $5.0 million for fiscal 1998. For the nine month period ended March 31, 1998 capital expenditures totaled $3.7 million and consist primarily of the acquisition of a marketing license to advertise through a search engine on the Internet.

         For the nine month period ended March 31, 1998, FTD used cash in the amount of $23.7 million, as compared to a $7.4 million increase in cash for the nine month period ended March 31, 1997.

         Cash provided by operating activities was $5.5 million for the nine month period ended March 31, 1998, compared to cash provided by operating activities of $15.6 million for the nine month period ended March 31, 1997. Depreciation and amortization was $8.5 million for the nine month period ended March 31, 1998, and $10.7 million for the nine month period ended March 31, 1997. The decrease in cash is primarily due to the timing of the Easter holiday credit card transactions which during the comparable period of the prior year caused a decrease in accounts receivable and an increase in accounts payable of FTD's floral customers.

         Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $3.1 million for the nine month period ended March 31, 1998 compared to $2.3 million for the nine month period ended March 31, 1997. This increase is primarily due to the purchase of a marketing license during the third quarter of fiscal 1998.

           Net cash used in financing activities for the nine month period ended March 31, 1998 was $26.1 million compared to net cash used of $5.8 million for the nine month period ended March 31, 1997. This increase primarily consists of $28.5 million of net proceeds of long-term debt as a result of the new Bank Credit Facilities and repayments of $54.6 million of principal on the term loans.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.                Description
-----------                -----------

  (a)    Exhibits

         27          Financial Data Schedule

  (b)    Reports on Form 8-K

         FTD did not file any reports on Form 8-K during the three month period ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May, 1998.


                               FLORISTS' TRANSWORLD DELIVERY, INC.



                    By:        /s/ Francis C. Piccirillo
                               -------------------------
                               Francis C. Piccirillo
                               Vice President and Chief Financial Officer
                               (Principal financial officer and officer duly authorized to sign on behalf of registrant)

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
