Form 10-K405
period 1998-06-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1998-09-24
CIK 935870

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

FOR THE FISCAL YEAR ENDED JUNE 30, 1998

COMMISSION FILE NUMBER 33-88628

                      FLORISTS' TRANSWORLD DELIVERY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MICHIGAN                                      38-054696
 (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     None of the registrant's voting stock was held by nonaffiliates of the registrant as of August 31, 1998. As of August 31, 1998, 100 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Florists' Transworld Delivery, Inc., a Michigan corporation, (the "Company" or "FTD") is the world's largest floral services organization based on the number of members of FTD Association (as defined) and affiliated organizations. FTD Association has a membership of approximately 20,000 retail florist shops primarily in the U.S. and Canada and, through affiliated or related organizations, approximately 32,000 additional retail florist shops in approximately 140 other countries. Through these members FTD offers consumers expedited delivery of high-quality FTD-branded products in the U.S. and Canada and non-branded floral products throughout most of the world.

     FTD promotes a worldwide brand based on the FTD Mercury Man logo. See "-- Marketing and Advertising." A significant portion of FTD's revenues, operating income and competitive advantage is derived from FTD's technology based transaction processing business, which includes the Mercury Network, Clearinghouse, Advantage Software and Direct Access (1-800-SEND-FTD and www.ftd.com). In addition to the foregoing, FTD's operations include Marketplace and other business units which support and enhance the retail floral industry. See "-- Operations."

THE ACQUISITION AND RELATIONSHIP WITH FTD ASSOCIATION

     The Company is the successor to a non-profit cooperative association founded by a group of retail florists in the United States in 1910. The Company was the surviving corporation after the acquisition (the "Acquisition") on December 19, 1994 by FTD Corporation, a Delaware corporation ("FTD Corporation"), of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan non-profit cooperative association (the "Old Association"), pursuant to an Agreement and Plan of Merger, dated August 2, 1994 (the "Merger Agreement"), among FTD Corporation, FTD Acquisition Corporation, a Delaware corporation, and the Old Association. Upon consummation of the Acquisition, the Company became a wholly-owned subsidiary of FTD Corporation. Immediately following the Acquisition, the Old Association was converted from a non-profit corporation to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc."

     The Company operates all of the businesses conducted by the Old Association prior to the Acquisition except for certain trade association activities which are being conducted by FTD Association, an Ohio non-profit corporation organized in connection with the Acquisition and structured as a member-owned trade association ("FTD Association"). Neither FTD Corporation nor the Company has any ownership interest in FTD Association; however, as provided in the Merger Agreement, the Company and FTD Association entered into the Mutual Support Agreement, dated December 18, 1994 (the "Mutual Support Agreement"), and a Trademark Membership License Agreement, dated December 18, 1994 (the "Trademark Agreement"; both the Mutual Support Agreement and the Trademark Agreement are hereinafter referred to as the "Association Agreements"), which governed the relationship between the Company and FTD Association. Pursuant to the Association Agreements, among other things: (i) existing and future members have the exclusive right, subject to execution of a Trademark Membership License Agreement with the Company, to use the FTD logo and other FTD trademarks in connection with the operation of a retail florist shop; (ii) all members in good standing are provided access to FTD's Clearinghouse, Mercury Network and certain other FTD services and products; (iii) payments by the Company equal to a percentage of the value of every floral order cleared through FTD's Clearinghouse are made to FTD Association; and (iv) the Company and FTD Association may designate up to 20% but not fewer than two individuals to be elected to the other's board of directors. All references herein to "members" refer to members of FTD Association. On April 22, 1998, the Company notified the FTD Association Board of Trustees that FTD Association was failing to comply with certain obligations under the Association Agreements. FTD Association failed to cure the deficiencies under the Association Agreements, and the Company notified FTD Association on May 26, 1998, that the Association Agreements were terminated. Such termination is currently subject to an arbitration proceeding in Chicago, Illinois filed by FTD Association on May 28, 1998.

MARKETING AND ADVERTISING

     FTD conducts extensive marketing and advertising programs on both a national and local basis. FTD's national advertising (via television, radio, magazines and newspaper supplements) generally promotes FTD florists, FTD-branded products, 1-800-SEND-FTD and FTD Florists' On-line Internet site (www.ftd.com). FTD coordinates cooperative advertising on a local basis with participating florists. FTD also provides FTD florists with advertising tools such as billboard paper, slicks for print advertising and television tapes to be tagged with individual shop information. In addition, FTD provides FTD Florists with customized direct mail pieces, in-shop merchandising materials and FTD Floral Selections, a counter display catalog featuring FTD products for all occasions.

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

     FTD was initially formed to encourage flowers-by-wire transactions between member florists, but over time FTD has developed a number of additional services and products that support and enhance the retail floral operations of FTD professional florists. Currently, FTD's primary operations are Marketplace, Clearinghouse, Mercury Network, Direct Access and Publications.

     The following table illustrates the percentage of total revenue generated by the Company's major businesses as a percentage of total revenue for the three fiscal years ended June 30, 1998, 1997 and 1996:

                                                                1998     1997     1996
                                                                ----     ----     ----
REVENUE:
Marketplace.................................................     30.2%    31.0%    35.4%
Clearinghouse...............................................     21.9     22.3     23.4
Mercury Network.............................................     21.9     23.1     20.5
Direct Access, Publications & Other.........................     26.0     23.6     20.7
                                                                -----    -----    -----
Total Revenue...............................................    100.0%   100.0%   100.0%
                                                                =====    =====    =====

-------------------------
Certain amounts in 1997 and 1996 have been reclassified to conform to the current year presentation.

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

     Marketplace also enters into promotional partnerships to design, promote and sell FTD-branded products. To date, FTD has participated in partnerships with companies such as Mars, Inc. and Disney Enterprises, Inc. The Company believes that FTD's large retail network and brand recognition make it a valuable corporate partner for such ventures.

     Renaissance Greeting Cards Inc. ("Renaissance"), is included as part of Marketplace revenue and is a wholly owned subsidiary of the Operating Company. Renaissance produces greeting cards for special occasions and holidays.

     Clearinghouse. FTD's Clearinghouse provides billing and collection services to both the Sending Florist and the Receiving Florist in flowers-by-wire transactions. In fiscal 1998, FTD cleared floral orders aggregating approximately $465 million in retail sales. Revenue from FTD's Clearinghouse is generated by FTD retaining 7% of the sales price of orders sent through Clearinghouse. The remaining 93% is allocated as follows: 20% to the Sending Florist and 73% to the Receiving Florist. In addition, the Company provides FTD Association an amount equal to one-eighth of one percent (.125%) of the value of every floral order that is cleared or otherwise processed through FTD's Clearinghouse. See "The Acquisition and Relationship with FTD Association."

     FTD is a joint venture participant in Interflora, Inc., a floral services organization with non-FTD member florists, which enables florists to transmit and receive orders outside the Americas.

     Mercury Network. FTD's Mercury Network is one of the largest proprietary telecommunications networks in the world, based on the total number of participating retail outlets, linking together FTD and approximately seventy-five percent of the FTD florists. These florists who are linked by the Mercury Network are able to transmit orders cleared through FTD or through competing clearinghouses and are able to send messages.

     As part of its Mercury Network, FTD offers FTD florists its Advantage Plus computer software, which operates on the Mercury Network, and is customized to fit the needs of retail florists. The Advantage Plus software package provides a comprehensive range of payroll and accounting functions for the retail florist. During fiscal 1998, FTD successfully released version 6-1 of its Advantage Plus Software.

     Also included as part of Mercury Network revenue is the processing of credit card transactions for participating FTD florists. By pooling the credit card transactions of such florists, FTD is able to secure more favorable terms on credit card transactions than they could secure individually.

     Direct Access, Publications and Other (includes 1-800-SEND-FTD and www.ftd.com). FTD's Direct Access business offers retail customers the opportunity to place orders directly with FTD by dialing a toll free number (1-800-SEND-FTD), or through FTD's Florists' Online Internet site (www.ftd.com) by utilizing online services such as Compuserve, Netscape and Yahoo. Revenue from this business unit is generated by FTD's receipt of a percentage of the sales price as the Sending Florist and a service charge from the consumer.

     FTD's Publications business consists of FTD's Directory & Toll Free Listings ("FTD Directory"), a directory of all current FTD florists, their locations, product ordering information and minimum order amounts. In a typical transaction, the Sending Florist is responsible for selecting the Receiving Florist within the desired locale. Unless the Sending Florist has already established a relationship with a particular florist in that locale, the Sending Florist typically consults the FTD Directory to identify a Receiving Florist. The FTD Directory is published quarterly and is supplied to FTD florists in printed form. The FTD Directory is also available on CD-ROM.

     FTD's monthly access fee to members is also included in this category as Other revenue.

SEASONALITY

     FTD generated 22.0%, 26.5%, 26.4% and 25.1% of total revenue in the quarters ended September 30, December 31, March 31 and June 30 of fiscal 1998, respectively. FTD's revenue typically exhibits a modest degree of seasonality as demonstrated in fiscal 1998. FTD's operating income also fluctuates over the course of the fiscal year. In Fiscal 1998, FTD experienced increased operating income for the fiscal quarters ending September 30 and June 30. This fluctuation is primarily attributable to: (i) increased advertising and promotional expenditures during the fiscal quarter ending December 31 relating to the holiday season; (ii) a decrease in general and administrative costs during the quarter ending June 30; and (iii) increased Clearinghouse and Direct Access, Publications and Other revenues during the fourth quarter relating to the Easter and Mother's Day holidays as well as an increase in the monthly access fee. FTD's working capital, cash and short-term borrowings also fluctuate during the year as a result of the factors set forth above.

TRADEMARKS

     The FTD Mercury Man logo is a registered U.S. trademark which distinguishes FTD's services and products from those offered by others and appears on the shop window or door of each FTD florist. FTD also owns the rights to a number of other trademarks, including "FTD", "FTDA" and "Florists' Transworld Delivery" and trademarks for certain floral products, including the "Chicken Soup Bouquet," "Thanks a Bunch Bouquet," "Stay in Touch Bouquet," "Pick-Me-Up Bouquet," "Birthday Party Bouquet," "Anniversary Bouquet" "Puzzle Fun Bouquet" and "Sweet Dreams Bouquet." FTD has licensed certain of its trademarks, including the FTD Mercury Man logo, to FTD Association for use with its trade association activities and to the FTD florists who have executed a Trademark Membership License Agreement with the Company.

COMPETITION

     FTD competes in the extremely fragmented floral services industry against a large number of wholesalers and service providers. FTD's primary competitors are: American Floral Services, Inc. and Teleflora LLC. Both of these competing services offer some products and services which are comparable to those offered by FTD and most FTD florists subscribe to at least one of these competing services. The Company believes that it has a competitive advantage in this segment due to its multi-faceted relationship with retail florists, its depth of product line and its ability to offer discounted pricing because of FTD's substantial volume purchases. The primary competitor for the Direct Access (1-800-SEND-FTD) business is 1-800-FLOWERS, Inc. Several other less significant companies operate in the toll free and online services markets.

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

EMPLOYEES

     As of June 30, 1998, FTD employed approximately 430 full-time employees. FTD considers its relations with its employees to be good. FTD employees are not currently covered by any collective bargaining agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     FTD Corporation, the sole stockholder of the Company, approved by written consent the election of Kenneth M. Coley and Richard B. Heroman as directors of the Company on June 24, 1998. The remaining directors are Richard C. Perry, Robert L. Norton, Veronica K. Ho, Gary K. Silberberg, William P. Phelan and Habib Gorgi.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No established public trading market exists for the Company's common equity. As of September 15, 1998, all 100 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), were held by FTD Corporation.

     The Company has not paid any dividends on its Common Stock for the fiscal years ended June 30, 1997 and 1998. Under the terms of its borrowings, the Company may not declare or pay any dividend or make any distribution (other than dividends or distributions payable solely in capital stock of the Company) on shares of its common stock to holders of such common stock if at the time of such proposed dividend, or immediately after giving effect thereto, certain financial conditions are not satisfied. Notwithstanding the foregoing, the following, among other things, are permitted: (1) payments by the Company to FTD Corporation to pay management fees in an amount not to exceed $2.0 million in any one fiscal year pursuant to the Management Consulting Services Agreement (as hereinafter defined); (2) payments by the Company to FTD Corporation for the reimbursement of reasonable out-of-pocket expenses permitted pursuant to the Management Consulting Services Agreement; and (3) payments by the Company to FTD Corporation to effect certain stock repurchases by FTD Corporation.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical data of the Old Association for the fiscal year ended June 30, 1994 and the period from July 1, 1994 to December 18, 1994, and of FTD for the period December 19, 1994 to June 30, 1995 and the fiscal years ended June 30, 1996, 1997 and 1998. The selected historical balance sheet and statement of operations data as of and for the fiscal year ended June 30, 1994 were derived from the audited consolidated financial statements of the Old Association. The Acquisition was consummated on December 19, 1994. The selected historical statement of operations data for the period from July 1, 1994 to December 18, 1994 were derived from the audited consolidated financial statements of the Old Association. The selected historical statement of operating data for the period from December 19, 1994 to June 30, 1995, and for the years ended June 30, 1996, 1997 and 1998, and the balance sheet data as of June 30, 1996, 1997 and 1998 were derived from the audited consolidated financial statements of FTD. The information contained in this table should be read in conjunction with Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of FTD for the years ended June 30, 1996, 1997 and 1998, including the notes thereto, appearing elsewhere in this Form 10-K.

                                                 FLORISTS' TRANSWORLD DELIVERY INC.              OLD ASSOCIATION
                                            ---------------------------------------------   -------------------------
                                                                             DECEMBER 19,     JULY 1,
                                                                                 1994           1994
                                             FOR THE YEAR ENDED JUNE 30,       THROUGH        THROUGH      YEAR ENDED
                                            ------------------------------     JUNE 30,     DECEMBER 18,    JUNE 30,
                                              1998       1997       1996         1995           1994        1994(1)
                                              ----       ----       ----     ------------   ------------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT RATIOS)
STATEMENT OF OPERATIONS DATA:
  Total Revenue...........................  $161,325   $162,537   $166,642     $ 96,572       $75,341       $166,560
  Cost of goods sold and services
    provided..............................    94,083     97,395    104,386       59,368        49,489        102,260
  Selling, general and administrative.....    54,461     54,565     58,724       29,922        28,312         57,625
                                            --------   --------   --------     --------       -------       --------
  Income (loss) from operations...........    12,781     10,577      3,532        7,282        (2,460)         6,675
  Other expense, net......................     9,503     11,842     12,080        5,836            77            795
  Income taxes (benefit)(2)...............     2,165        410     (1,807)       1,020            35             92
  Minority Interest(3)....................        (1)       (14)       (33)           8
  Cumulative effect of accounting
    change(4).............................        --         --         --           --            --          6,277
                                            --------   --------   --------     --------       -------       --------
  Net Income (loss) before extraordinary
    item..................................  $  1,114   $ (1,661)  $ (6,708)    $    418       $(2,572)      $   (489)
  Extraordinary item(5):
    Loss on extinguishment of debt (net of
      $490 income tax benefit)............      (835)        --         --           --            --             --
                                            --------   --------   --------     --------       -------       --------
  Net income (loss).......................  $    279   $ (1,661)  $ (6,708)    $    418       $(2,572)      $   (489)
                                            ========   ========   ========     ========       =======       ========
  OTHER DATA:
  Depreciation and amortization...........  $  9,570   $ 15,606   $ 14,231     $  6,525       $ 4,911       $ 10,144
  Capital expenditures, net...............     1,942      2,614      4,950        3,082         1,413          8,134
  Ratio of earnings to fixed charges(6)...       1.3X        --         --          1.2x           --            2.9X
BALANCE SHEET DATA:
  (at end of period)
  Working capital (deficit)...............  $ (6,723)  $  3,363   $    314     $  4,906       $    --       $ 16,918
  Total assets............................   154,486    181,724    195,955      203,681            --        135,506
  Long-term debt, including current
    portion...............................    58,130     82,400     96,277      100,757            --         33,463
  Total equity............................  $ 25,286   $ 25,069   $ 26,736     $ 33,440       $    --       $ 36,216

-------------------------
(1) Fiscal 1994 has not been restated to conform to current year presentation of FTD Floral Selections revenue, credit card interest, and Canadian exchange due to unavailability of information relating to operations prior to the Acquisition. The restatements to fiscal 1997, 1996, and 1995 in order to conform to the current year presentation were between revenue, cost of goods sold and services provided, and selling, general and administrative expenses. Income (loss) from operations was not affected by the reclassifications.

(2) Taxes on income for the fiscal year ended June 30, 1994 and for the period July 1 through December 18, 1994 are generally applicable to the Old Association's Canadian operations. During these periods, the Old Association conducted substantially all of its business activities as a member-owned non-profit cooperative association and, accordingly, no provision for U.S. income taxes was required. Taxes on income for the period December 19, 1994 through June 30, 1995 and for the fiscal years ended June 30, 1996, 1997 and 1998 represent operations after conversion from a cooperative association to a for-profit corporation, which resulted in a provision for U.S. income tax liabilities to be recorded.

(3) Represents FTD's interest in Renaissance. In fiscal 1998, the remaining minority interest was purchased for cash by FTD.

(4) Effective July 1, 1993, the Old Association and its consolidated subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," for its unfunded post-retirement health care program.

(5) In November 1997, FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. As a result of entering into the new credit agreement, unamortized deferred financing costs associated with the then existing debt were expensed net of the related income tax benefit of $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million. See note 4 to the consolidated financial statements.

(6) In calculating the ratio of earnings to fixed charges, earnings consists of net income prior to income taxes, minority interest and cumulative effect of accounting change, plus net Other expenses. Net Other expenses consist of net interest expense and the component of rental expense believed by management to be representative of the interest factor thereon. Earnings for the period July 1 through December 18, 1994 were insufficient to cover fixed charges by $2,537. Earnings for the years ended June 30, 1996 and 1997 were insufficient to cover fixed charges by $8,548 and $1,265, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained in this report, certain statements made herein are forward-looking statements that reflect the Company's expectations regarding its future growth, results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates," and similar expressions have been used to identify these forward looking statements, but are not the exclusive means of identifying these statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks, uncertainties, and other factors include the Company's ability to develop and market existing and acquired products, the Company's ability to adjust to changes in technology, customer preferences, enhanced competition and new competitors in the floral services industry, current exchange rate fluctuations, collection of receivables, the Company's ability to address internal and external Year 2000 issues and risks associated with general economic and business conditions, which may reduce or delay customers' purchases of the Company's products and services. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

RESULTS OF OPERATIONS

     The following table illustrates the total revenue generated by FTD's major businesses and summarizes FTD's historical results of operations for the three fiscal years ended June 30, 1998, 1997 and 1996:

                                                                       YEAR ENDED JUNE 30
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
REVENUE:
Marketplace.................................................    $ 48,668    $ 50,257    $ 58,944
Clearinghouse...............................................      35,292      36,301      38,966
Mercury Network.............................................      35,317      37,554      34,134
Direct Access, Publications and Other.......................      42,048      38,425      34,598
                                                                --------    --------    --------
     Total revenue..........................................     161,325     162,537     166,642
Cost of goods sold and services provided....................      94,083      97,395     104,386
Selling, general and administrative.........................      54,461      54,565      58,724
                                                                --------    --------    --------
Income from operations......................................    $ 12,781    $ 10,577    $  3,532
                                                                ========    ========    ========

-------------------------
Certain amounts in 1997 and 1996 have been reclassified to conform to the current year presentation.

YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1998 compared with the year ended June 30, 1997.

     Total revenue decreased by $1.2 million, or 0.7%, to $161.3 million for the year ended June 30, 1998 compared to $162.5 million for the year ended June 30, 1997. The decline in revenue was the net result of decreases in Marketplace, Clearinghouse and Mercury Network revenue, partially offset by an increase in Other revenue.

     Marketplace revenue decreased by $1.6 million, or 3.2%, to $48.7 million for the year ended June 30, 1998 compared to $50.3 million for the year ended June 30, 1997. The decrease from the prior year was the net result of lower sales volume of holiday products offset in part by an increase in revenue relating to Renaissance as a result of the increase in the number of retail outlets in which Renaissance Greeting Cards are sold and the FTD Floral Selections. Marketplace revenue was 30.2% and 31.0% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Clearinghouse revenue decreased by $1.0 million, or 2.8%, to $35.3 million for the year ended June 30, 1998 from $36.3 million for the year ended June 30, 1997. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.9% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the overall decline in the market share of retail florists. Clearinghouse revenue was 21.9% and 22.3% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Mercury Network revenue decreased by $2.2 million, or 5.9%, to $35.3 million for the year ended June 30, 1998 from $37.6 million for the year ended June 30, 1997. A decrease in computer console rental income and sales of Advantage floral business systems were the major factors contributing to the revenue decrease. Mercury Network revenue was 21.9% and 23.1% of total revenue for the years ended June 30, 1998 and 1997, respectively.

     Other revenue experienced a net increase of $3.6 million, or 9.4%, to $42.0 million for the year ended June 30, 1998 from $38.4 million for the year ended June 30, 1997. This increase was primarily due to an increase in the monthly access fee charged to FTD florists as well as incremental revenue for fiscal 1998 relating to FTD's Internet site www.ftd.com. Other revenue was 26.0% and 23.6% of total revenue for the year ended June 30, 1998 and 1997, respectively.

     The cost of goods sold and services provided decreased by $3.3 million, or 3.4%, to $94.1 million for the year ended June 30, 1998 from $97.4 million for the year ended June 30, 1997. This is primarily the result of lower costs relating to floral order transmissions and processing services and customer programs partially offset by an increase in costs relating to products and distribution. As a percent of revenue, cost of goods sold and services provided decreased slightly to 58.3% for the year ended June 30, 1998 from 59.9% for the year ended June 30, 1997.

     Costs relating to floral order transmissions and processing services decreased $4.0 million, or 13.4%, to $25.8 million for the year ended June 30, 1998 from $29.8 million for the year ended June 30, 1997. This decrease is primarily attributable to a decrease in depreciation expense relating to fully depreciated equipment as of December 31, 1997.

     Costs relating to customer programs decreased $0.2 million, or 0.5%, to $31.5 million for the year ended June 30, 1998 from $31.7 for the year ended June 30, 1997. This is primarily the net result of decreased costs relating to the FTD Directory being published on a quarterly basis in fiscal 1998 versus five times per year in fiscal 1997 and net increased costs associated with FTD's customer incentive program and other miscellaneous expenses.

     Product and distribution costs increased by $0.8 million, or 2.2% to $36.7 million for the year ended June 30, 1998 from $35.9 million for the year ended June 30, 1997. This increase is primarily due to increased costs associated with the Marketplace branded product line and costs associated with product sourcing.

     Selling, general and administrative expenses decreased by $0.1 million, or 0.2%, to $54.5 million for the year ended June 30, 1998 from $54.6 million for the year ended June 30, 1997. This decrease is primarily due to the net result of increased national advertising expenses and decreased general and administrative expenses in comparison to fiscal 1997.

     Net interest expense for the years ended June 30, 1998 and 1997 was $9.5 million and $11.3 million, respectively. The decrease of $1.8 million was attributable to lower average debt outstanding as well as lower average interest rates resulting from the implementation of a new credit agreement which became effective in November 1997. See "-- Liquidity and Capital Resources."

     Income taxes on income from continuing operations for the year ended June 30, 1998 reflect an expense of $2.2 million compared to an expense of $0.4 million in the prior year. This increase is due to the increase in taxable income.

     As a result of the factors described above, a net profit before extraordinary item of $1.1 million was achieved for the year ended June 30, 1998, an improvement of $2.8 million, from a net loss of $1.7 million for the year ended June 30, 1997. In November 1997, FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. which resulted in $1.3 million of unamortized deferred financing costs associated with the then existing debt to be expensed. The related income tax benefit attributable to the extinguishment of the existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the consolidated condensed statements of operations. Net profit after the extraordinary item was $279 thousand, an improvement of $2.0 million from a net loss of $1.7 million for the year ended June 30, 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     The following is a discussion of changes in the Company's financial condition and results of operations for the year ended June 30, 1997 compared with the year ended June 30, 1996.

     Revenue decreased by $4.1 million, or 2.5%, to $162.5 million for the year ended June 30, 1997 compared to $166.6 million for the year ended June 30, 1996. The decline in revenue was the net result of decreases in Marketplace and Clearinghouse revenue, partially offset by increases in Mercury Network and Other revenue.

     Marketplace revenue decreased by $8.7 million, or 14.8%, to $50.2 million for the year ended June 30, 1997 compared to $58.9 million for the year ended June 30, 1996. The decrease from the prior year was the result of lower sales volume of holiday products. Marketplace revenue was 30.9% and 35.4% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Clearinghouse revenue decreased by $2.7 million, or 6.8%, to $36.3 million for the year ended June 30, 1997 from $39.0 million for the year ended June 30, 1996. This was the net result of a decline in the volume of floral orders cleared through FTD and a 3.5% increase in the average revenue per order in accordance with overall industry trends. The Company believes the decline in the volume of orders cleared by FTD is due to competition from other clearinghouse services, and the general decline in industry clearings which has resulted from the general decline in the market share of retail florists. Clearinghouse revenue was 22.3% and 23.4% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Mercury Network revenue increased by $3.4 million, or 10.0%, to $37.6 million for the year ended June 30, 1997 from $34.1 million for the year ended June 30, 1996. An increase in terminal leasing revenue, order transmission income and sales of Advantage floral business systems were the major factors in the revenue increase. Mercury Network revenue was 23.1% and 20.5% of total revenue for the years ended June 30, 1997 and 1996, respectively.

     Other revenue experienced a net increase of $3.8 million, or 11.1%, to $38.4 million for the year ended June 30, 1997 from $34.6 million for the year ended June 30, 1996. This increase was primarily due to growth in the order volume of Direct Access (1-800-SEND-FTD) and publications revenue. Other revenue was 23.6% and 20.8% of total revenue for the year ended June 30, 1997 and 1996, respectively.

     The cost of goods sold and services provided decreased by $7.0 million, or 6.7%, to $97.4 million for the year ended June 30, 1997 from $104.4 million for the year ended June 30, 1996. This is primarily the result of lower costs associated with products and distribution as well as decreased costs relating to floral order transmissions and processing services and customer programs. As a percentage of revenue, cost of goods sold and services provided decreased slightly to 59.9% for the year ended June 30, 1997 from 62.7% for the year ended June 30, 1996.

     Product and distribution costs decreased by $5.3 million, or 12.9%, to $35.9 million for the year ended June 30, 1997 from $41.2 million for the year ended June 30, 1996. This is primarily the result of lower costs of goods sold related to lower Marketplace sales as discussed above.

     Costs relating to floral order transmissions and processing services decreased $0.8 million, or 2.6%, to $29.8 million for the year ended June 30, 1997 from $30.6 million for the year ended June 30, 1996. This decrease is primarily attributable to decreased costs associated with computer operations and systems and programming offset in part by an increase in costs related to data processing.

     Costs relating to customer programs decreased $0.9 million, or 2.8%, to $31.7 million for the year ended June 30, 1997 from $32.6 million for the year ended June 30, 1996. This decrease is primarily attributable to decreased costs associated with FTD's customer incentive program and credit cards offset in part by an increase in costs associated with the sales of Advantage floral business systems.

     Selling, general and administrative expenses decreased by $4.1 million, or 7.0%, to $54.6 million for the year ended June 30, 1997 from $58.7 million for the year ended June 30, 1996. This decrease is primarily due to FTD's decreased advertising and promotional expenditures in fiscal 1997. In addition, a pension curtailment gain of $2.7 million, a $0.8 million postretirement curtailment gain and a $0.5 million pension settlement gain were partially offset by costs of $4.5 million due to FTD's facility consolidation efforts including the write off of the trained workforce intangible asset and other related actions.

     Net interest expense for the years ended June 30, 1997 and 1996 was $11.3 million and $12.1 million, respectively. The decrease of $0.8 million resulted from a reduction in debt during the year ended June 30, 1997. See "-- Liquidity and Capital Resources."

     Income taxes on income for the year ended June 30, 1997 reflect an expense of $0.4 million compared to a benefit of $1.8 million in the prior year. This increase is a result of the decrease in the net loss from the prior year.

     As a result of the factors described above, a net loss of $1.7 million was achieved for the year ended June 30, 1997, an improvement of $5.0 million from a net loss of $6.7 million for the year ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest payments under the Company's $100 million Credit Agreement dated as of November 20, 1997 with First Chicago Capital Markets, Inc. (the "Bank Credit Facilities") represent significant liquidity requirements for FTD. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. FTD has repaid $24.6 million of existing loans under the "Old Bank Credit Agreement" with Bankers Trust dated December 19, 1994 with the proceeds of the Bank Credit Facilities during fiscal 1998. At June 30, 1998, the Company did not have any borrowings outstanding under the Bank Credit Facilities. Any loan outstanding under the Bank Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Bank Credit Facilities will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions, and to make interest and principal payments as they become due under the terms of the Notes and the Bank Credit Facilities.

     As of June 30, 1998, the Company is in compliance with the covenants of their debt agreements. See Note 4 (Financing Arrangements) to the consolidated financial statements.

     In addition to its debt service obligations, FTD's remaining liquidity demands will be primarily for capital expenditures, Year 2000 Compliance costs and working capital needs. In the fiscal years ended June 30, 1998 and 1997, FTD's net capital expenditures were $1.9 million and $2.6 million, respectively, related primarily in 1998 to the implementation of new software packages and building improvements, and in 1997 to the purchase of additional office equipment. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for new computer software and related information technology purchases. The Company believes that cash flow from operations, together with borrowings available under the Bank Credit Facilities, will be sufficient to fund anticipated capital expenditures and working capital needs.

     Cash provided by operating activities was $13.5 million for the year ended June 30, 1998 compared to cash provided of $12.4 million for the year ended June 30, 1997. Factors contributing to this increase in cash flow were decreases in accrued pension and inventory of $2.4 million and $4.3 million respectively, offset by a cash flow decrease relating to depreciation and amortization of $6.0 million.

     Cash used in investing activities was $2.0 million for the year ended June 30, 1998, compared to cash provided by investing activities of $3.6 million for the year ended June 30, 1997. In fiscal 1998, the cash used in investing activities primarily consisted of the acquisition of components relating to the new software package and the purchase of the remaining minority interest in Renaissance.

     Cash used in financing activities was $26.1 million for the year ended June 30, 1998, compared to cash used of $14.2 million for the year ended June 30, 1997. The net cash used in financing activities in the year ended June 30, 1998, reflects primarily the net proceeds of long-term debt as a result of entering into the new Bank Credit Facilities and repayments of principal on the then existing term loans under the old Bank Credit Agreement.

     Effective January 1, 1997, amendments to FTD's defined benefit pension plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension settlement gain of $0.4 million and a pre-tax pension curtailment gain of $1.0 million were recognized in income as a reduction in Selling, General and Administrative costs during fiscal 1998. FTD has established a new 401(k) savings plan for all of its eligible employees.

     On January 3, 1997, FTD's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility, which has enabled FTD to improve program execution and is helping FTD to better serve its customers. Leased office space in Boston, Massachusetts was subleased, and land and buildings in Southfield, Michigan were sold. FTD's then existing bank credit agreement required FTD to use the net proceeds from the sale of assets to reduce the outstanding term loan and as a result, future interest costs were reduced. In accordance with EITF Consensus no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with the consolidation including severance, asset impairment losses, and other costs aggregating $3.0 million were recognized as Selling, General and Administrative costs during fiscal 1997. During fiscal 1998 the Company reduced the liability for non-recurring charges in connection with the consolidation by $0.4 million, as a result of over estimates in anticipated consolidation expenses associated with severance, relocation and other costs.

YEAR 2000 COMPLIANCE

     The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers. As of June 30, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently in the implementation and training process of a new software package and expects the project to be completed by June 30, 1999. This new software package will allow the Company to improve its execution and efficiency in recording information in addition to providing a solution to the Year 2000 issue with respect to the Company's internal computer systems.

     The Company has not completed its assessment of the Year 2000 issue as it relates to customers and third party vendors with whom the Company does business. However, it should be noted that the Company has over 20,000 customers, none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company's plan includes contacting key third parties, including financial institutions and communication and transportation providers with whom the Company does business to address the compatibility of systems.

     The economy in general may be adversely affected by risks associated with the Year 2000 issue. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates, or systems that are operated by other parties with whom the Company does business, are not Year 2000 Compliant in time. There can be no assurance that these third party systems will continue to properly function and interface and will otherwise be Year 2000 Compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company.

     During the implementation of the new software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 12 to 18 months is expected to range between 10.0 and $12.0 million of which approximately $8.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use computer software. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect on the Company's earnings is expected to have a material effect on the Company's business, financial condition and results of operations. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible any significant Year 2000 noncompliance.

     The expected costs and completion dates for the Year 2000 project are forward looking statements based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-17 and the related schedule is set forth on page F-19.

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

                         NAME                              AGE                 POSITION
                         ----                              ---                 --------
Richard C. Perry.......................................    43     Chairman of the Board of Directors
Robert L. Norton.......................................    51     President, Chief Executive Officer
                                                                  and Director
Kenneth M. Coley.......................................    54     Director
Richard B. Heroman.....................................    43     Director
Fred Johnson...........................................    50     Executive Vice President
                                                                  Technology
Francis C. Piccirillo..................................    48     Vice President and Chief Financial
                                                                  Officer
Scott D. Levin.........................................    36     Vice President, General Counsel
                                                                  and Secretary
Michael Soenen.........................................    28     Vice President Marketing
Habib Y. Gorgi.........................................    42     Director
William P. Phelan......................................    42     Director
Veronica K. Ho.........................................    38     Director
Gary K. Silberberg.....................................    38     Director

     The principal stockholders of FTD Corporation, the parent of the Company, are Perry Acquisition Partners L.P. ("Perry Partners"), a group of five investment funds (the "Bain Funds") controlled by Bain Capital, Inc. ("Bain"), and three investment funds (the "Fleet Funds") two of which are controlled by Fleet Financial Group, Inc. ("FFG"), and one of which is controlled by an affiliate of an FFG subsidiary (referred to collectively herein as the "Principal Stockholders").

     FTD Corporation and the Principal Stockholders have entered into a stockholders' agreement, dated December 19, 1994 (the "Stockholders' Agreement"), which provides, among other things, for the composition of the Board of Directors of FTD. The Board of Directors of FTD consists of ten directors, of which Perry Partners is entitled to nominate six and the Bain Funds are entitled to nominate two. The FTD Association has been entitled to nominate two directors pursuant to the Mutual Support Agreement. Each of the Principal Stockholders has agreed to take all actions necessary, including voting all of the securities owned by it, to cause such nominees to be elected to the Board of Directors of FTD. Currently, the Board of Directors is comprised of four Perry Partners nominees, two Bain Funds nominees and two directors elected by the sole stockholder of the Company, with two directorships remaining vacant. See "DESCRIPTION OF CAPITAL STOCK -- Stockholders' Agreement." Mr. Perry, Ms. Ho, Mr. Silberberg, and Mr. Norton were elected to the Board of Directors as designees of Perry Partners. Mr. Phelan and Mr. Gorgi were elected to the Board of Directors as designees of the Bain Funds. Mr. Coley and Mr. Heroman were elected to the Board of Directors of the Company by its sole stockholder pursuant to a written consent dated June 24, 1998.

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

     Set forth below is certain biographical information about each of the Company's directors and executive officers:

RICHARD C. PERRY

  Chairman of the Board of Directors

     Mr. Perry has been Chairman of the Board of Directors of the Company since December 1994. Mr. Perry is also Chairman of the Board of Directors of FTD Corporation. Mr. Perry is the President and founder of Perry Capital LLC, a private money management firm. Prior to forming the predecessor of Perry Capital LLC in 1988, Mr. Perry was with Goldman, Sachs & Co. Mr. Perry is an Adjunct Associate Professor at the New York University Stern School of Business Administration. He is also a director of Radio & Records, Inc., Uniplast Holdings, Inc. and a trustee of the Allen Stevenson School and the Board of Facing History and Ourselves. Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University Graduate School of Business Administration in 1980.

ROBERT L. NORTON

  President, Chief Executive Officer, and Director

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

KENNETH M. COLEY

  Director

     Mr. Coley has been a director of the Company since June 24, 1998. Mr. Coley is also a member of the Board of Directors of Interflora, Inc. Mr. Coley founded San Diego Flowers by Coley in 1973 and in 1989, became the co-owner/operator of KDC Enterprise, a producer of floral products. In addition, Mr. Coley is a member of the Society of American Florists Retail Association.

RICHARD B. HEROMAN

  Director

     Mr. Heroman has been a director of the Company since June 24, 1998. Mr. Heroman has been the Corporate Treasurer of Billy Heroman's Flowerland, Inc. since 1974. He is a life member of the Louisiana State Florist Association and a member of the Society of American Florists and the American Floral Marketing Council. Mr. Heroman received a B.S. in business from Louisiana State University College of Business in 1977.

FRED JOHNSON

  Executive Vice President Technology

     Mr. Johnson joined the Company as Executive Vice President Technology in July 1997. Prior to that time, Mr. Johnson was Senior Vice President MIS for Fabri-Centers of America, Inc. for more than five years. Mr. Johnson received a B.S. in engineering from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

FRANCIS C. PICCIRILLO

  Vice President and Chief Financial Officer

     Mr. Piccirillo joined the Company as Vice President and Chief Financial Officer in August 1997. Mr. Piccirillo is also Treasurer of FTD Corporation. Prior to that time, Mr. Piccirillo was Vice President/

Treasurer of Fabri-Centers of America, Inc. for more than five years. Mr. Piccirillo received a B.S. in Industrial Management in 1971 and an M.B.A. in 1973 from Gannon University. In addition, Mr. Piccirillo received a J.D. from Cleveland State University in 1976, and is a Certified Public Accountant.

SCOTT D. LEVIN

  Vice President, General Counsel and Secretary

     Mr. Levin joined the Company in May 1996 as Vice President, General Counsel and Secretary. Mr. Levin also serves as Secretary of FTD Corporation. Mr. Levin practiced law with Schulte Roth & Zabel LLP from April 1989 to April 1996. Mr. Levin received a B.A. in Political Science and Philosophy from Boston College in 1984 and a J.D. from The National Law Center of George Washington University in 1987.

MICHAEL SOENEN

  Vice President Marketing

     Mr. Soenen joined the Company as Director of Sales Promotion in January 1997. In August 1998, he was promoted to Vice President Marketing. Mr. Soenen was an associate at Perry Capital Corp. from August 1996 to December 1996. Prior to that time, Mr. Soenen worked for Salomon Brothers Inc, an investment banking firm, from July 1993 to July 1996. Mr. Soenen received a B.A. in Economics from Kalamazoo College in 1992.

HABIB Y. GORGI

  Director

     Mr. Gorgi has been a member of the Board of Directors of the Company since January 1997. Mr. Gorgi is also a member of the Board of Directors of FTD Corporation. Mr. Gorgi was the Executive Vice President of various investment funds controlled by Fleet Financial Group, Inc. ("FGR") from January 1986 to December 1995, when he became President of FGR. Mr. Gorgi serves on the Board of Directors of several non-public companies. Mr. Gorgi earned an A.B. from Brown University in 1978, and an M.B.A. from Columbia University in 1983.

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

VERONICA K. HO

  Director

     Ms. Ho has been a member of the Board of Directors of the Company since December 1994. Ms. Ho is also a member of the Board of Directors of FTD Corporation and a principal of Perry Capital LLC. Before joining Perry Capital LLC in April 1993, Ms. Ho was the principal financial officer of Whitehall Corporation, a producer of defense, electronics, and technology systems, from April 1991 to March 1993. Ms. Ho is also a member of the Board of Directors of Radio & Records, Inc., Uniplast Holdings, Inc. and the New York Advisory Board of Facing History and Ourselves. She received a B.A. from Brown University in Economics and Applied Mathematics in 1982 and an M.B.A. from the Harvard Graduate School of Business Administration in 1986. Ms. Ho is married to Mr. Silberberg.

GARY K. SILBERBERG

  Director

     Mr. Silberberg has been a member of the Board of Directors of the Company since December 1994. Mr. Silberberg is also a member of the Board of Directors of FTD Corporation. Mr. Silberberg is a Managing Director of Perry Capital LLC. Prior to joining Perry Capital LLC in April 1994, Mr. Silberberg was a principal of Baker Nye Investments, where he managed an investment portfolio for seven years. Before that time, Mr. Silberberg practiced corporate law with Skadden, Arps, Slate, Meagher & Flom. Mr. Silberberg received an Sc.B. in Economics and Applied Mathematics from Brown University in 1982 and a J.D. from Yale Law School in 1985. Mr. Silberberg is married to Ms. Ho.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the Company's last three fiscal years, the compensation of those persons who were, at June 30, 1998, the chief executive officer the other four most highly compensated executive officers of the Company (the "Named Officers").

     On February 2, 1998 the Board of Directors of FTD Corporation declared a 100% stock dividend (2 for 1 stock split) of FTD Corporation's Class A Common Stock and Class B Common Stock for stockholders of record as of February 9, 1998 (the "Stock Split"). All references to the capital stock of FTD Corporation have been restated to reflect the Stock Split.

                           SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM COMPENSATION
                                                                            AWARDS
                                                                  --------------------------
                                                                  RESTRICTED      SECURITIES
                                   ANNUAL COMPENSATION(1)           STOCK         UNDERLYING
                                ----------------------------      AWARDS(2)        OPTIONS       ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS           ($)             (#)        COMPENSATION
 ---------------------------    ----     ------      -----        ----------      ----------    ------------
Robert L. Norton..............  1998    $293,269    $     --       $150,000(3)          --        $20,311(4)
  President and Chief           1997     185,096     275,000                       220,000          2,147(5)
  Executive Officer
Fred Johnson..................  1998     172,384      15,130(6)     155,000(7)     100,000         21,687(8)
  Executive Vice President of
  Technology
Francis Piccirillo............  1998     150,385      13,320(6)     155,000(9)      80,000         61,176(10)
  Vice President, Chief
  Financial Officer and
  Treasurer
Scott D. Levin................  1998     156,923      12,380             --             --         51,832(11)
  Vice President,               1997     137,885      75,000             --         60,000         18,127(12)
  General Counsel and
     Secretary                  1996      17,788      25,000             --             --         11,271(13)
Mike Soenen...................  1998     115,771       9,380             --         10,000          8,570(14)
  Vice President of Marketing   1997      77,884      50,000             --             --

-------------------------
 (1) Includes cash bonuses paid in the fiscal year following the referenced fiscal year with respect to services rendered in the prior fiscal year. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Key Management Incentive Plan."

 (2) Because no established public trading market exists for the underlying securities, restricted stock award values on the date of grant thereof were based on an assumed stock price of $3.75 per share for Robert L. Norton, and $7.75 per share for Fred Johnson and Francis Piccirillo, which prices were used by FTD at the date of grant for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. Fiscal year-end restricted stock award values were based on an assumed stock price of $10.50 per share, which price is currently used by FTD for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. There can be no assurance that such price per share represents the actual fair market value of a share. Holders of shares of restricted stock will be entitled to receive dividends if and when declared by the Board of Directors.

 (3) As of June 30, 1998, Mr. Norton holds 40,000 shares of restricted stock with an aggregate value of $420,000.

 (4) Represents $17,587 in compensation for moving expenses and $2,724 in flexible dollars for use in connection with FTD's benefit plans.

 (5) Represents flexible dollars for use in connection with FTD's benefit plans.

 (6) Includes cash bonuses of $1,630 for Fred Johnson and Fran Piccirillo paid in the referenced fiscal year pursuant to the KMIP.

 (7) As of June 30, 1998, Mr. Johnson holds 20,000 shares of restricted stock with an aggregate value of $210,000.

 (8) Reflects $19,831 in compensation for moving expenses and $1,856 in flexible dollars for use in connection with FTD's benefit plans.

 (9) As of June 30, 1998, Mr. Piccirillo holds 20,000 shares of restricted stock with an aggregate value of $210,000.

(10) Reflects $59,397 in compensation for moving expense and $1,779 in flexible dollars for use in connection with FTD's benefit plans.

(11) Reflects $49,536 in compensation for moving expense and $2,296 in flexible dollars for use in connection with FTD's benefit plans.

(12) Reflects $15,703 in compensation for moving expense and $2,424 in flexible dollars for use in connection with FTD's benefit plans.

(13) Reflects $10,996 in compensation for moving expense and $275 for flexible dollars for use in connection with FTD's benefit plans.

(14) Reflects $7,402 in compensation for moving expenses and $1,168 in flexible dollars for use in connection with FTD's benefit plans.

     The following table sets forth individual grants of stock options made to the Named Officers during the fiscal year ended June 30, 1998. Options are exercisable for Class A Common Stock, par value $.01 per share, of FTD Corporation.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              INDIVIDUAL GRANTS                                        POTENTIAL REALIZABLE VALUE
                        ------------------------------                                  AT ASSUMED ANNUAL RATES
                          NUMBER OF       PERCENT OF                                         OF STOCK PRICE
                          SECURITIES     TOTAL OPTIONS                                      APPRECIATION FOR
                          UNDERLYING      GRANTED TO       EXERCISE                           OPTION TERM
                           OPTIONS       EMPLOYEES IN      OR BASE       EXPIRATION    --------------------------
         NAME           GRANTED (#)(1)    FISCAL YEAR    PRICE ($/SH)       DATE           5%            10%
         ----           --------------   -------------   ------------    ----------        --            ---
Fred Johnson..........      50,000(2)        24.2%          $ 7.75       10/28/2007     $814,447      $1,237,923
                            50,000(2)        24.2            15.00       10/28/2007           --              --
Francis Piccirillo....      40,000(2)        19.3             7.75       10/28/2007      651,558         990,338
                            40,000(2)        19.3            15.00       10/28/2007           --              --
Michael Soenen........      10,000(2)         4.8             7.75       10/28/2007      162,889         247,585

-------------------------
(1) Options granted under the FTD Corporation 1994 Stock Award and Incentive
    Plan.

(2) Such options vest and become exercisable in four equal, cumulative installments, with the first vesting date being July 1, 1998 for Fred Johnson and Francis Piccirillo and January 1, 1998 for Michael Soenen.

     The following table sets forth the June 30, 1998 aggregate value of unexercised options held by each of the Named Officers.

                        FISCAL YEAR-END OPTION VALUES(1)

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                  SHARES                 UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                 ACQUIRED              OPTIONS AT FISCAL YEAR-END          FISCAL YEAR-END
                                    ON       VALUE     ---------------------------   ---------------------------
NAME                             EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             --------   --------   -----------   -------------   -----------   -------------
Robert L. Norton...............      --          --          --         220,000        $    --       $810,000
Fred Johnson...................      --          --          --         100,000             --        137,500
Francis Piccirillo.............      --          --          --          80,000             --        110,000
Scott D. Levin.................      --          --      12,500          47,500         33,750        168,750
Michael Soenen.................      --          --          --          10,000             --         13,750

-------------------------
(1) Because no established public trading market exists for the underlying securities, fiscal year-end option values were based on an assumed stock price of $10.50 per share, which price is currently used by FTD for purposes of granting additional options under the FTD Corporation 1994 Stock Award and Incentive Plan. There can be no assurance that such price per share represents the actual fair market value of a share.

     Pension Plan. Prior to January 1, 1997, the Company provided a qualified defined benefit pension plan (the "Pension Plan") which covered all employees who received a regular salary and who did not work a varied schedule for purposes of meeting the peak demand requirements of the Company's business (provisional employees). Effective January 1, 1997, amendments to the Pension Plan were adopted, including the elimination of the accrual of future benefits under the Pension Plan.

     The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Pension Plan, based on the renumeration that is covered under the Pension Plan and years of service with the Company and its subsidiaries:

                                    YEARS OF SERVICE
                   ---------------------------------------------------
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

     Pension Plan benefits, as shown above, are calculated based upon total years of services to a maximum of 30 years and the average of the five highest consecutive calendar years' salary, bonus and certain elements of other compensation and assume that participants have contributed all years to the Tax Deferred Account-Mandatory under the Company's 401(k) Retirement Savings Plan (as amended, the "401(k) Plan"). The annual pension benefits shown are computed as a straight life annuity with ten years certain period beginning at age 65, and assume that participants will transfer the balance of the Tax Deferred Account-Mandatory from the 401(k) Plan to the Pension Plan. The amounts paid under the Pension Plan are not offset by any social security payments. There are no Named Officers eligible to receive benefits under the Pension Plan.

     401(k) Plan. FTD has amended, effective January 1, 1997, its 401(k) Plan for all of its eligible employees to replace certain benefits eliminated under the Pension Plan. Generally, any employee who has completed 12 months of service and is over 21 years of age is eligible to participate in the 401(k) Plan. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her compensation for services rendered in any year, not to exceed a statutorily prescribed annual limit. Participants in the 401(k) Plan are always fully vested in their own contributions. The 401(k) Plan provides that the Company may make matching contributions to the 401(k) Plan based on the Company's net income and at the discretion of the Board of Directors. Each participant becomes fully vested in the Company's contributions allocated to his or her account upon completion of five years of service. The Company's contributions are tax-deductible to the Company. Company contributions to the 401(k) Plan for fiscal 1998 were $211,312 and contributions of $15,649 were made by the Company to the accounts of the Named Officers.

     Norton Employment Arrangements. FTD Corporation and the Company have entered into a letter agreement, dated August 18, 1998 (the "Norton Employment Agreement"), with Mr. Norton to serve as President of FTD Corporation and President and Chief Executive Officer of the Company. The term of the Norton Employment Agreement expires on September 30, 2003. Mr. Norton's base salary under the Norton Employment Agreement is currently $350,000 per year, subject to merit increases in base salary as the Board of Directors may determine, in its discretion. The Norton Employment Agreement also provides for Mr. Norton to receive an annual performance bonus as set by the Board of Directors based upon performance criteria to be set by the Board. Mr. Norton's annual bonus is paid at the end of the first quarter of the fiscal year based upon performance criteria met as of the end of the immediately preceding fiscal year. The Norton Employment Agreement also provides for participation by Mr. Norton in all benefit programs, including life, health, and disability, available to senior executives of the Company.

     Pursuant to the Norton Employment Agreement, the Company issued Mr. Norton 50,000 shares of Class A Common Stock, which are subject to restrictions on transfer and forfeiture in the event of termination of employment prior to the expiration of a specified period of time.

     The Norton Employment Agreement provides that Mr. Norton shall be paid an amount equal to twenty-four months salary if his employment is terminated (other than for cause) by the Company, provided that no severance payments will be made beyond September 30, 2003 and such severance obligations are subject to Mr. Norton's best efforts to mitigate. In addition, pursuant to the Norton Employment Agreement Mr. Norton has entered into a separate agreement with the Company which provides for (i) nondisclosure of confidential information, (ii) non-competition and (iii) non-solicitation of customers, suppliers and employees. Such agreement is effective until three years after Mr. Norton's employment with the Company is terminated.

     The Company has agreed to make a loan in the principal amount of $200,000 to Mr. Norton pursuant to a five year interest bearing recourse note (the "Norton Note"), with accrued interest and principal due and payable at Maturity. The Norton Note bears interest at 7% per annum. At August 31, 1998 the funds have not been borrowed under the Norton Note. All indebtedness evidenced by the Norton Note will be secured by shares of Common Stock owned by Mr. Norton. The proceeds of the loan will be used by Mr. Norton to purchase a primary residence and to assist Mr. Norton with other relocation expenses.

     Levin Note. The Company loaned $150,000 to Mr. Levin pursuant to a five-year, interest bearing recourse note dated June 30, 1997 (the "Levin Note"), with accrued interest and principal due and payable at maturity. The Levin Note bears interest at 7% per annum. The proceeds of the loan were used to purchase a primary residence and to assist Mr. Levin with other relocation expenses. At June 30, 1998, $160,500 in principal and interest was outstanding under the Levin Note.

     Severance Arrangements. Pursuant to the Company's severance policy, the executive officers of the Company (other than Mr. Norton) will be paid an amount equal to twelve months salary if such executive officer's employment is terminated (other than for cause) by the Company (subject to the executive officer's obligation to mitigate).

     Key Management Incentive Plan. Mr. Johnson, Mr. Piccirillo, Mr. Levin and Mr. Soenen are participants in the Company's Key Management Incentive Plan which covers approximately 50 key employees of FTD and provides bonuses in the event that (i) the Company achieves one or more targets based on FTD's EBITDA (earnings before interest, taxes, depreciation, and amortization), and (ii) the individual achieves specified goals.

     Compensation Committee Interlocks and Insider Participation. The Company currently does not have a compensation Committee. All matters which would otherwise be determined by a Compensation Committee are considered by the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     FTD Corporation owns 100% of the Common Stock of the Company. The Bank Credit Facilities are secured by the stock of each direct and indirect domestic subsidiary of FTD Corporation (including the stock of the Company) and 65% of the stock of each direct and indirect foreign subsidiary. Upon the occurrence of a continuing event of default under the Bank Credit Facilities, The First National Bank of Chicago would, in certain circumstances, have the right to sell or exercise the voting rights of the pledged Common Stock, thereby effecting a change in the control of the Company. In addition, the Bank Credit Facilities will be secured by all other tangible and intangible assets of FTD Corporation and each of its subsidiaries.

     The following table sets forth certain information concerning the ownership of FTD Corporation Common Stock as of August 31, 1998, as adjusted to reflect the Stock Split, by: (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of Class A Common Stock;
(ii) each director and each of the Named Officers owning equity securities of FTD Corporation; and (iii) all executive officers and directors of the Company as a group. To the knowledge of the Company, each of such stockholders has sole voting and dispositive power as to the shares beneficially owned unless otherwise noted.

                                                                                        CLASS B COMMON
                                                            CLASS A COMMON STOCK       STOCK (NONVOTING)
                                                           ----------------------    ---------------------
                                                             NUMBER      PERCENT      NUMBER      PERCENT
                                                           OF SHARES     OF CLASS    OF SHARES    OF CLASS
                                                           ---------     --------    ---------    --------
Perry Partners.........................................     7,458,862     59.78%           --         --
  599 Lexington Avenue
  New York, NY 10022
Bain Funds.............................................     2,679,616     21.47            --         --
  Two Copley Plaza
  Boston, MA 02116
Richard Perry(1).......................................     7,458,862     59.78            --         --
Habib Y. Gorgi(2)......................................       430,904      3.45       698,750      23.70%
Geoffrey Rehnert(3)....................................     2,679,616     21.47            --         --
Robert L. Norton(4)....................................       260,000         *            --         --
Fred Johnson(5)........................................        51,450         *            --         --
Fran Piccirillo(6).....................................        46,450         *
Scott D. Levin(7)......................................        44,166         *            --         --
Mike Soenen(8).........................................        19,166         *            --         --
All executive officers and directors of FTD as a group
  (8 people)(9)........................................    10,990,614     86.70%      698,750      23.70%

-------------------------
  *  Represents less than 1%.

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

 (3) The address of Mr. Rehnert is c/o Bain Capital, Inc., Two Copley Place, Boston, Massachusetts 02116. All of the shares are owned by the Bain Funds. Mr. Rehnert is a Managing Director of Bain, which is a general partner of the Bain Funds. Accordingly, Mr. Rehnert may be deemed to share voting and dispositive power as to the shares held by the Bain Funds. Mr. Rehnert disclaims beneficial ownership of such Shares. In addition, the other Managing Directors of Bain, Joshua Bekenstein, Edward Conrad, David Dominik, Paul Edgerley, Robert Gay, Adam Kirsch, Mark Nunnelly, Mitt Romney, Stephan Pagliuca, Mark B. Wolpow, and Robert White, may also be deemed to share voting and dispositive power as to, and also disclaim beneficial ownership, of such shares.

 (4) The address of Mr. Norton is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 110,000 shares issuable upon exercise of outstanding options which are currently exercisable, 40,000 restricted shares which will vest in three equal annual installments commencing September 30, 1999 and 50,000 restricted shares which will vest in three equal annual installments commencing September 30, 2001. The shares owned by Mr. Norton are subject to certain restrictions on transfer.

 (5) The address of Mr. Johnson is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 25,000 shares issuable upon exercise of outstanding options which are currently exercisable and 20,000 restricted shares which will vest in three equal annual installments commencing September 30, 2000. The shares owned by Mr. Johnson are subject to certain restrictions on transfer.

 (6) The address of Mr. Piccirillo is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 20,000 shares issuable upon exercise of outstanding options which are currently exercisable and 20,000 restricted shares which will vest in three equal annual installments commencing September 30, 2000. The shares owned by Mr. Piccirillo are subject to certain restrictions on transfer.

 (7) The address of Mr. Levin is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 27,500 shares issuable upon exercise of outstanding options which are currently exercisable and 10,000 restricted shares which will vest in three equal installments commencing September 30, 2001. The shares owned by Mr. Levin are subject to certain restrictions on transfer.

 (8) The address of Mr. Soenen is c/o the Company, 3113 Woodcreek Drive, Downers Grove, Illinois 60515. Includes 2,500 shares issuable upon exercise of outstanding options which are currently exercisable and 10,000 restricted shares which will vest in three equal installments commencing September 30, 2001. The shares owned by Mr. Soenen are subject to certain restrictions on transfer.

 (9) Includes 150,000 restricted shares which will vest in three equal annual installments commencing September 30, 1999 with respect to 40,000 shares, September 30, 2000 with respect to 40,000 shares and September 30, 2001 with respect to 70,000 shares, and includes 185,000 shares issuable upon exercise of outstanding options which are currently exercisable.

     Except as described above, no directors or executive officers of the Company beneficially own any shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Management Consulting Services Agreement. Parties related to each of the Principal Stockholders have entered into an agreement for management consulting services (the "Management Consulting Services Agreement") with FTD Corporation pursuant to which they will make available to the Company's management, financial and other corporate advisory services. Subject to certain limitations contained in the Bank Credit Facilities and the indenture with respect to the Notes, for each fiscal year of the Company, the Company will pay dividends to FTD sufficient to allow FTD Corporation to pay such affiliates the annual fee of $400,000 per year plus up to an additional $1.6 million per year conditioned upon the achievement of certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization), and reimbursement of reasonable out-of-pocket expenses. Subject to certain conditions, such fee will be shared by the parties thereto in proportion to their relative ownership interests in FTD Corporation. Pursuant to the Management Consulting Services Agreement, the Principal Stockholders will receive $2.0 million for the year ended June 30, 1998 and received $1.0 million for each of the years ended June 30, 1997 and 1996.

     Certain directors of FTD will receive indirectly a portion of the management fee as a result of their ownership interest in or other relationship with the entities providing services to FTD. Mr. Rehnert, a director of FTD Corporation designated by the Bain Funds, is a Managing Director of Bain Capital, Inc. Mr. Gorgi, a director of the Company designated by the Bain Funds, is the President of certain entities which own shares, directly or indirectly through general partnership interests. Mr. Phelan, a director of the Company, also designated by the Bain Funds, is entitled to receive a portion of the fees to be paid by the Company under the Management Consulting Services Agreement to Fleet Growth Resources, Inc. pursuant to an agreement with such entity, so long as Mr. Phelan remains a director of the Company. Mr. Perry, Ms. Ho and Mr. Silberberg, directors of the Company designated by Perry Partners, have an interest in Perry Investors, LLC. Assuming the relative ownership interest among the Principal Stockholders remains unchanged, Bain Capital, Inc., Fleet Growth Resources, Inc. and Perry Investors, LLC will be entitled to 23.33%, 11.67% and 65%, respectively, of the fees to be paid by the Company under the Management Consulting Services Agreement. The portion of such fee each of such directors will receive, if any, is discretionary.

     Stockholders' Agreement. Pursuant to the Stockholders' Agreement, each of the Principal Stockholders has agreed, among other things, (i) to vote its shares of common stock in order to elect and maintain a board of directors of FTD Corporation and each of its subsidiaries (including the Company), which consists of a designated number of nominees of Perry Partners and the Bain Funds and, in the case of the Company, FTD Association nominees as well, (ii) that certain actions taken by the Company including (A) amending the certificate of incorporation or by-laws of the Company, (B) entering into acquisitions of assets or stock exceeding $4.0 million or (C) effectuating any merger, consolidation or sale of the Company, require the approval of two of the directors nominated by Perry Partners and two of the directors nominated by the Bain Funds and (iii) to certain restrictions on transferring its shares of Class A Common Stock, including grants to the other Principal Stockholders of certain rights with respect to the sale of its Class A Common Stock.

     Business with Directors. Mr. Coley has an ownership interest in San Diego Flowers By Coley. Mr. Heroman has an ownership interest in Billy Heroman's Flowerland, Inc. Each of these businesses uses the Company's services in the normal course of business. In fiscal 1998, the aggregate amount of revenues recorded by the Company from business done with Mr. Coley's and Mr. Heroman's businesses was approximately $159,000 and $131,000, respectively. The Company made purchases from KDC Enterprises, a company owned by Mr. Coley, totaling approximately $32,000 during fiscal 1998.

     Mutual Support Agreement. For the fiscal year ended June 30, 1998, FTD Association's percentage of clearinghouse advances accrued totaled approximately $600,000. See "BUSINESS -- The Acquisition and Relationship with FTD Association."

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

(B) REPORTS ON FORM 8-K

     No forms 8-K were filed by the Company during the fourth quarter of fiscal 1998.

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

                                          FLORISTS' TRANSWORLD DELIVERY, INC.

                                          By:     /s/ ROBERT L. NORTON
                                             -----------------------------------
                                            Robert L. Norton
                                            President and Chief Executive
                                              Officer
                                            Date: September 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                          DATE
                  ---------                                    -----                          ----

            /s/ RICHARD C. PERRY                 Chairman of the Board of Directors    September 24, 1998
---------------------------------------------
              Richard C. Perry

            /s/ ROBERT L. NORTON                 President, Chief Executive Officer    September 24, 1998
---------------------------------------------    and Director (Principal Executive
              Robert L. Norton                   Officer)

          /s/ FRANCIS C. PICCIRILLO              Vice President and Chief Financial    September 24, 1998
---------------------------------------------    Officer (Principal Accounting and
            Francis C. Piccirillo                Financial Officer)

             /s/ VERONICA K. HO                  Director                              September 24, 1998
---------------------------------------------
               Veronica K. Ho

           /s/ GARY K. SILBERBERG                Director                              September 24, 1998
---------------------------------------------
             Gary K. Silberberg

             /s/ HABIB Y. GORGI                  Director                              September 24, 1998
---------------------------------------------
               Habib Y. Gorgi

            /s/ WILLIAM P. PHELAN                Director                              September 24, 1998
---------------------------------------------
              William P. Phelan

            /s/ KENNETH M. COLEY                 Director                              September 24, 1998
---------------------------------------------
              Kenneth M. Coley

           /s/ RICHARD B. HEROMAN                Director                              September 24, 1998
---------------------------------------------
             Richard B. Heroman

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Independent Auditors' Report................................     F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997....     F-3
Consolidated Statements of Operations for the years ended
  June 30, 1998, 1997 and 1996..............................     F-4
Consolidated Statements of Stockholders' Equity for the
  years ended June 30, 1998, 1997 and 1996..................     F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1998, 1997 and 1996..............................     F-6
Notes to Consolidated Financial Statements as of June 30,
  1998 and 1997.............................................     F-7
Independent Auditors' Report on Financial Statement
  Schedule..................................................    F-18
Schedule II -- Valuation and Qualifying Accounts............    F-19

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

[KPMG LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Florists' Transworld Delivery, Inc.:

     We have audited the accompanying consolidated balance sheets of Florists' Transworld Delivery, Inc., (the Company), as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florists' Transworld Delivery, Inc. as of June 30, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                          KPMG Peat Marwick LLP
Detroit, Michigan
August 28, 1998

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997

                                                                 FISCAL      FISCAL
                                                                  1998        1997
                                                                 ------      ------
                                                                   (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 13,615    $ 28,294
Accounts receivable, less allowance for doubtful accounts
  ($1,854 in 1998 and $2,211 in 1997).......................      24,104      24,979
Inventories, principally finished goods, net................      13,261      14,992
Deferred income taxes.......................................       5,216       7,242
Other current assets........................................         857       2,034
                                                                --------    --------
    Total current assets....................................      57,053      77,541

PROPERTY AND EQUIPMENT:
Land and improvements.......................................       1,600       1,600
Building and improvements...................................       7,996       7,601
Mercury consoles............................................      21,835      22,472
Furniture and equipment.....................................      14,370      12,832
                                                                --------    --------
    Total...................................................      45,801      44,505
Less accumulated depreciation...............................      30,108      23,925
                                                                --------    --------
    Property and equipment, net.............................      15,693      20,580

OTHER ASSETS:
Deferred financing costs, less accumulated amortization
  ($4,861 in 1998 and $2,724 in 1997).......................       2,711       3,394
Other noncurrent assets.....................................       4,244       1,979
Goodwill and other intangibles, less accumulated
  amortization ($10,599 in 1998 and $7,528 in 1997).........      74,785      78,230
                                                                --------    --------
    Total other assets......................................      81,740      83,603
                                                                --------    --------
    Total assets............................................    $154,486    $181,724
                                                                ========    ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt........................    $     --    $  9,297
Accounts payable............................................      32,438      31,346
Accrued member incentive programs...........................      14,047      13,816
Accrued severance costs.....................................         193       1,245
Other accrued liabilities...................................       6,533       5,759
Members' deposits...........................................       9,962       9,991
Unearned income.............................................         603       2,724
                                                                --------    --------
    Total current liabilities...............................      63,776      74,178
Long-term debt, less current maturities.....................      58,130      73,103
Postretirement benefits, less current portion...............       5,572       6,577
Accrued pension obligations.................................         497         876
Deferred income taxes.......................................       1,225       1,765
Minority interest in subsidiary.............................          --         156

STOCKHOLDERS' EQUITY:
Preferred stock, 30,000 shares authorized, no shares issued,
  par value $0.01...........................................          --          --
Common stock, 30,000 shares authorized, 100 shares issued
  and outstanding, par value $0.01..........................          --          --
Paid-in capital.............................................      33,000      33,000
Accumulated deficit.........................................      (7,714)     (7,931)
                                                                --------    --------
    Total stockholders' equity..............................      25,286      25,069
                                                                --------    --------
    Total liabilities and stockholders' equity..............    $154,486    $181,724
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                                ----        ----        ----
                                                                       (IN THOUSANDS)
REVENUES:

  Marketplace...............................................  $ 48,668    $ 50,257    $ 58,944
  Clearinghouse.............................................    35,292      36,301      38,966
  Mercury Network...........................................    35,317      37,554      34,134
  Direct Access, Publications and Other.....................    42,048      38,425      34,598
                                                              --------    --------    --------
       Total revenues.......................................   161,325     162,537     166,642
COSTS:

  Products and distribution.................................    36,701      35,897      41,209
  Floral order transmissions and processing services........    25,837      29,803      30,562
  Member programs...........................................    31,545      31,695      32,615
                                                              --------    --------    --------
       Total cost of goods sold and services provided.......    94,083      97,395     104,386
  Selling, general and administrative expense...............    54,461      54,565      58,724
                                                              --------    --------    --------
       Income (loss) from operations........................    12,781      10,577       3,532

OTHER INCOME AND EXPENSES:
  Interest income...........................................    (1,079)     (1,477)     (1,418)
  Interest expense..........................................    10,582      12,789      13,498
  Loss on sale of Southfield, Michigan Facility.............        --         530          --
                                                              --------    --------    --------
       Total other income and expenses......................     9,503      11,842      12,080
                                                              --------    --------    --------
       Income (loss) before income tax expense (benefit)
          minority interest and extraordinary item..........     3,278      (1,265)     (8,548)
Income tax expense (benefit)................................     2,165         410      (1,807)
Minority interest in loss of subsidiary.....................        (1)        (14)        (33)
                                                              --------    --------    --------
       Net income (loss) before extraordinary item..........  $  1,114    $ (1,661)   $ (6,708)

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt (net of $490 income tax
     benefit)...............................................      (835)         --          --
                                                              --------    --------    --------
       Net income (loss)....................................  $    279    $ (1,661)   $ (6,708)
                                                              ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 1998, 1997, 1996

                                                    NUMBER OF                          RETAINED
                                                     SHARES       COMMON    PAID-IN    EARNINGS
                                                   OUTSTANDING    STOCK     CAPITAL    (DEFICIT)    TOTAL
                                                   -----------    ------    -------    ---------    -----
                                                                       (IN THOUSANDS)
Balance, June 30, 1995.........................        100          --       33,000        440      33,440
Net loss.......................................         --          --           --     (6,708)     (6,708)
Foreign currency translation adjustment........         --          --           --          4           4
                                                       ---         ---      -------     ------      ------
Balance, June 30, 1996.........................        100          --       33,000     (6,264)     26,736
Net loss.......................................         --          --           --     (1,661)     (1,661)
Foreign currency translation adjustment........         --          --           --         (6)         (6)
                                                       ---         ---      -------     ------      ------
Balance, June 30, 1997.........................        100          --       33,000     (7,931)     25,069
Net Income.....................................         --          --           --        279         279
Foreign currency translation adjustment........         --          --           --        (62)        (62)
                                                       ---         ---      -------     ------      ------
Balance, June 30, 1998.........................        100          --       33,000     (7,714)     25,286
                                                       ===         ===      =======     ======      ======

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                  1998        1997       1996
                                                                  ----        ----       ----
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................    $    279    $ (1,661)   $(6,708)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................       9,570      15,606     14,231
     Amortization of deferred financing costs and original
       issue discount.......................................       2,519       1,404      1,359
     Postretirement benefits other than pension.............      (1,005)       (586)       401
     Pension................................................        (379)     (2,756)      (120)
     Minority interest in loss of subsidiary................          (1)        (14)       (32)
     Undistributed (earnings) losses of unconsolidated
       affiliate............................................          (8)        (30)       (67)
     Loss on sale or disposal of assets.....................          --         530        663
     Increase (decrease) in cash due to change in:
       Accounts receivable..................................         875        (911)    (3,283)
       Inventories..........................................       1,731      (2,524)     1,027
       Deferred income taxes................................       1,486         286     (2,035)
       Other current assets.................................       1,177        (316)      (159)
       Other non-current assets.............................      (1,979)         --         --
       Accounts payable.....................................       1,092         581      1,669
       Accrued member incentive programs....................         231         867      6,194
       Accrued severance costs..............................        (678)        (74)    (1,504)
       Other accrued liabilities, unearned income, and
          members' deposits.................................      (1,376)      1,959        224
                                                                --------    --------    -------
          Net cash provided by operating activities.........      13,534      12,361     11,860
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.................................      (1,942)     (2,614)    (4,950)
  Proceeds from sale of Southfield, Michigan facility.......          --       6,224         --
  Purchase of minority interest in Renaissance..............        (103)         --         --
                                                                --------    --------    -------
          Net cash provided by (used in) investing
            activities......................................      (2,045)      3,610     (4,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds of revolving credit borrowings...............      28,546          --         --
  Repayments of long-term debt..............................     (54,652)    (14,206)    (4,762)
                                                                --------    --------    -------
          Net cash used in financing activities.............     (26,106)    (14,206)    (4,762)
  Effect of foreign exchange rate changes on cash...........         (62)         (6)        12
                                                                --------    --------    -------
Net increase (decrease) in cash and cash equivalents........     (14,679)      1,759      2,160
Cash and cash equivalents at beginning of year..............      28,294      26,535     24,375
                                                                --------    --------    -------
Cash and cash equivalents at end of year....................    $ 13,615    $ 28,294    $26,535
                                                                ========    ========    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
  Interest..................................................    $  5,283    $ 11,458    $12,114
                                                                ========    ========    =======
  Income taxes..............................................    $    110    $    237    $   201
                                                                ========    ========    =======

          See accompanying notes to consolidated financial statements.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

     Florists' Transworld Delivery, Inc. ("FTD, Inc."), a wholly owned subsidiary of FTD Corporation, and FTD, Inc.'s wholly owned subsidiaries -Florists' Transworld Delivery Association of Canada Limited and FTD Holdings, Inc. ("Holdings"), and its subsidiary, Renaissance Greeting Cards, Inc. ("Renaissance"), (collectively the "Company") is a supplier of non-perishable hardgoods, order clearing services, marketing support and other services including publications, and credit card authorization and processing to the retail floral industry and operates a toll free number and internet web site that offer consumers the opportunity to place orders directly with the Company .

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company at June 30, 1998, 1997 and 1996 include the accounts of FTD Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income-producing investments. The Company considers all investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued member incentive programs, accrued severance costs, other accrued liabilities, unearned income, member deposits and long-term debt. At June 30, 1998, because of the short maturity of those instruments other than long-term debt, the fair value of these financial instruments approximates the carrying amount, Long-term debt is discussed in
Note 4.

INVENTORIES

     Inventories consist principally of finished goods and are stated at the lower of cost, principally on a first in, first out basis, or market (net realizable sales value).

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. The useful lives are ten to 31.5 years for building and improvements, five years for Mercury consoles, and five to ten years for furniture and equipment. Assets acquired on December 19, 1994 (see Note 2), have been recorded at their fair value at acquisition date.

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

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED
SYSTEMS SOFTWARE

     Systems software, included in other noncurrent assets, is recorded at purchase cost and is being amortized over its expected economic life of five years using the straight-line method. Assets acquired on December 19, 1994 (see
Note 2), have been recorded at their fair value at acquisition date.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" on March 4, 1998. The Company adopted this SOP in fiscal 1998.

INTANGIBLES

     Deferred financing costs are being amortized over the life of the related financing using the straight-line method. Goodwill is being amortized using the straight line method over 30 years. Other intangibles consist of trademarks and software, and are being amortized over 40 and 5 years, respectively, using the straight-line method.

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

INCOME TAXES

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the asset and liability method of accounting for income taxes in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note
7).

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

USE OF ESTIMATES

     Management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities and related disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. This Statement establishes Standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement will be effective in the fiscal 1999 consolidated financial statements.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. This statement is expected to affect the disclosure requirements for fiscal 1999 consolidated financial statements. The Company is evaluating the impact of this statement.

     The FASB also issued Statement No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" in February 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when FASB statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," were issued. This Statement will be effective in the fiscal 1999 consolidated financial statements.

RECLASSIFICATIONS

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

(2) ACQUISITION

     On December 19, 1994 (the "Merger Date"), FTD Corporation, a Delaware corporation, completed an acquisition of all of the outstanding equity of Florists' Transworld Delivery Association, a Michigan nonprofit cooperative association (the "Acquired Company", pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated August 2, 1994. The acquisition was effected through the merger (the "Merger") of FTD Acquisition Corp., a wholly owned subsidiary of FTD Corporation, with and into the Acquired Company, with the Acquired Company surviving the Merger as a wholly owned subsidiary of FTD Corporation. Concurrent with the Merger, the Acquired Company was converted from a nonprofit cooperative association to a for-profit corporation and renamed "Florists' Transworld Delivery, Inc." (from and after the Merger Date, the "Operating Company").

     The Company has accounted for the Merger under the purchase method of accounting, and accordingly, the Company's consolidated financial statements, reflect the allocation of the total purchase price to the tangible and intangible assets acquired and liabilities assumed of the Acquired Company as of December 19, 1994, based on their respective estimated fair values (see Note 3).

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(2) ACQUISITION -- CONTINUED
     Upon consummation of the acquisition of the Company by FTD Corporation, management began to assess, formulate, and implement a plan to involuntarily terminate and/or relocate employees of the Company as part of its relocation and/or consolidation efforts. The allocation of the total purchase price referred to above included a reserve for the estimated cost of planned termination, severance and relocation. On January 3, 1997, the Company's Board of Directors approved a plan to consolidate corporate staff and operations into its Downers Grove, Illinois facility. Leased office space in Boston, Massachusetts was sub-leased, and land and buildings, in Southfield, Michigan were sold. The Company's then existing bank credit agreement required it to use the net proceeds from the sale of assets to reduce the outstanding term loan. In accordance with EITF Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," non-recurring charges in connection with this consolidation including severance, asset impairment losses, and other costs aggregating $3.0 million, were recognized as selling, general and administrative costs in the accompanying Consolidated Statement of Operations for Fiscal year 1997. The severance costs results from the planned termination of approximately 183 employees who performed corporate and operating functions at the Southfield and Boston locations. In addition, based on the consolidation of the Company's facilities and the termination of a majority of the workforce as a result of the closed facilities, the unamortized balance of $2.1 million, net of $0.6 million of amortization, representing an intangible asset of trained workforce was written off during the year ended June 30, 1997. The activity in such reserves during the years ended June 30, 1996, 1997 and 1998 can be summarized as follows (in thousands):

                                                          SEVERANCE    RELOCATION
                                                          BENEFITS       COSTS        OTHER      TOTAL
                                                          ---------    ----------     -----      -----
Liability as of June 30, 1995...........................   $ 4,730       $ 600       $   631    $ 5,961
Costs paid during the year ending June 30, 1996.........    (1,310)        (41)         (153)    (1,504)
Change in estimate......................................    (2,370)       (480)         (288)    (3,138)
                                                           -------       -----       -------    -------
Remaining liability as of June 30, 1996.................     1,050          79           190      1,319
Additional liability recognized due to consolidation....     1,292          93         1,575      2,960
Cost paid during the year ending June 30, 1997..........    (1,550)        (53)       (1,431)    (3,034)
                                                           -------       -----       -------    -------
Remaining liability as of June 30, 1997.................       792         119           334      1,245
Costs paid during the year ending June 30, 1998.........      (479)        (69)         (130)      (678)
Change in estimate......................................      (220)        (50)         (104)      (374)
                                                           -------       -----       -------    -------
Remaining Liability as of June 30, 1998.................   $    93       $  --       $   100    $   193
                                                           =======       =====       =======    =======

(3) INTANGIBLES

     At June 30, 1998 and 1997 goodwill and other intangible assets relating to the Acquisition (see Note 2) consisted of the following (in thousands):

                                                                 1998       1997
                                                                 ----       ----
Goodwill....................................................    $68,384    $68,758
Trademarks..................................................     15,000     15,000
Software....................................................      2,000      2,000
                                                                -------    -------
                                                                 85,384     85,758
Less accumulated amortization...............................     10,599      7,528
                                                                -------    -------
Total.......................................................    $74,785    $78,230
                                                                =======    =======

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(4) FINANCING ARRANGEMENTS

     In November, 1997 FTD entered into a new credit agreement with First Chicago Capital Markets, Inc. who arranged a $100 million financing package (the "Bank Credit Facilities") with The First National Bank of Chicago acting as Administrative Agent. The Bank Credit Facilities consist of a $50 million Multiple Draw Term Loan Facility and a $50 million Revolving Credit Facility, both maturing on December 31, 2003. The proceeds of the Revolving Credit Facility were used to provide funds for the refinancing of the then existing debt totaling $24.6 million. As a result of entering into the Bank Credit Facilities, $1.3 million of unamortized deferred financing costs associated with the then existing debt were expensed in November, 1997. The related income tax benefit attributable to the extinguishment of the then existing debt was $0.5 million, resulting in a net loss on extinguishment of debt of $0.8 million which is reflected as an extraordinary item in the accompanying consolidated statements of operations.

     The Company's debt agreements include covenants which, among other things, require that the Company maintain certain financial ratios and a minimum level of consolidated net worth. The Company is in compliance with all debt covenants at June 30, 1998.

LINE OF CREDIT

     Interest on borrowings made under the Bank Credit Facilities are calculated using LIBOR. The Bank Credit Facilities provide a maximum commitment for letters of credit of $15 million and requires various quarterly commitment fees on the unused portion of the commitment. As of June 30, 1998, the Company has trade letters of credit of approximately $3.1 million outstanding under the terms of the Revolving Credit Facility. There were no borrowings outstanding under the Revolving Credit Facility or the Multiple Draw Term Loan Facility as of June 30, 1998.

LONG-TERM DEBT (IN THOUSANDS)
-----------------------------------

     At June 30, 1998 and 1997 long-term debt consisted of the following:

                                                                 1998       1997
                                                                 ----       ----
Series B Senior Subordinated Notes, interest payable
  semiannually at 14% due December 15, 2001, net of
  unamortized discount of $1,870 and $2,252 at June 30, 1998
  and 1997 respectively.....................................    $58,130    $57,748
Term loan, payable quarterly at various amounts, plus
  interest at a weighted average floating Eurodollar rate of
  8.8% at June 30, 1997.....................................         --     24,619
Other.......................................................         --         33
                                                                -------    -------
          Total long-term debt..............................     58,130     82,400
Less current maturities.....................................         --      9,297
                                                                -------    -------
Long-term debt, less current maturities.....................    $58,130    $73,103
                                                                =======    =======

     The principal payments required for each of the following five fiscal years are as follows (in thousands):

1999.......................................................    $     0
2000.......................................................          0
2001.......................................................          0
2002.......................................................     60,000
                                                               -------
          Total............................................    $60,000
                                                               =======

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(4) FINANCING ARRANGEMENTS -- CONTINUED

     As of June 30, 1998 the estimated fair value of the Series B Senior Subordinated Notes (the "Notes") discounted at current rates was $65,400,000. The Notes will be redeemable at the Company's option on and after December 15, 1998 at the following redemption prices (expressed as percentages of the aggregate principal amount):

     YEAR                                                    PERCENTAGE
    ------                                                    --------
1998.......................................................    107.00%
1999.......................................................    103.50%
2000 and thereafter........................................    100.00%

(5) LEASES

AS LESSOR

     The Company leases Mercury consoles to members through leases classified as operating leases for accounting purposes. The net investment in equipment leased to members under operating leases, including equipment used for maintenance purposes, was as follows at June 30, 1998 and 1997 (in thousands):

                                                                 1998       1997
                                                                 ----       ----
Mercury consoles............................................    $21,835    $22,472
Less: Accumulated Depreciation..............................     20,738     17,710
                                                                -------    -------
          Net Investment....................................    $ 1,097    $ 4,762
                                                                =======    =======

AS LESSEE

     Rental expense with respect to operating leases related to facilities and equipment was $1,121,000, $1,005,000 and $802,000 for fiscal 1998, 1997 and
1996, respectively. The minimum aggregate annual operating lease obligations are as follows (in thousands):

1999........................................................    $1,085
2000........................................................       621
2001........................................................       333
2002........................................................       106
Thereafter..................................................         0
                                                                ------
          Total.............................................    $2,145
                                                                ======

     The total minimum lease payments have not been reduced by minimum sublease rental of $1,034,000 due in the future under non-cancelable subleases.

(6) ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising time and space costs and related residual rights and contracts at the time the advertising is first broadcast or displayed. Production and promotion costs are charged to expense when incurred. Cash Rebate Dollars earned by FTD members under the Company's sales incentive program are charged to expense when earned.

     In the years ended June 30, 1998, 1997 and 1996, advertising and sales promotion expense was $31 million, $28 million, and $32 million, respectively.

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES

     At June 30, 1998 and 1997, the Company's deferred tax assets and liabilities consisted of the following (in thousands):

                                                               1998      1997
                                                               ----      ----
Current deferred tax assets:
  Accrued Value Plus incentive obligations..................  $ 2,576   $ 2,824
  Accrued severance costs...................................       81       399
  Allowance for doubtful accounts...........................      686       814
  Unearned income...........................................      224       970
  Inventory.................................................    1,153     1,075
  Accrued vacation..........................................      182       132
  Other.....................................................      314     1,028
                                                              -------   -------
Current deferred tax assets.................................    5,216     7,242
                                                              -------   -------
Noncurrent deferred tax assets:
  Net operating loss carryforwards..........................    3,889     3,131
  Postretirement benefit obligations........................    2,062     2,433
  Accrued pension...........................................      184       324
  Other.....................................................      253       254
                                                              -------   -------
Noncurrent deferred tax assets..............................    6,388     6,142
Noncurrent deferred tax liabilities -- tax over book
  depreciation and difference in basis......................    6,112     6,407
                                                              -------   -------
Net noncurrent deferred tax assets (liabilities)............      276      (265)
                                                              -------   -------
Deferred tax assets -- valuation allowance..................   (1,500)   (1,500)
                                                              -------   -------
Net deferred tax assets.....................................  $ 3,992   $ 5,477
                                                              =======   =======

     The deferred tax assets are subject to certain asset realization tests. Company management believes that, under the principles of SFAS No. 109, based on their evaluation of taxable income in future years and the uncertainty of fully realizing the noncurrent deferred tax assets with very long lives, a valuation allowance of $1.5 million is appropriate at June 30, 1998 and 1997.

     The Company's net operating loss carryforwards at June 30, 1998 and 1997, of approximately $10.7 million, and $8.5 million, respectively, the tax benefits of which are included above as noncurrent deferred tax assets, will expire if unused, as follows: $2.4 million in 2007; $2.3 million in 2008; $0.8 million in 2009; and $5.2 million in 2010.

     The provision for income taxes consists of the following components (in thousands):

                                                                 1998     1997     1996
                                                                 ----     ----     ----
Current.....................................................    $  190    $124    $   189
Deferred....................................................     1,975     286     (1,996)
                                                                ------    ----    -------
Income Tax expense (benefit)................................    $2,165    $410    $(1,807)
                                                                ======    ====    =======

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(7) INCOME TAXES -- CONTINUED
     The provision for income taxes for the years ended June 30, 1998, 1997 and 1996, differs from the amount computed by applying the U.S. federal income tax rate (35%) to pretax income because of the effect of the following items (in thousands):

                                                                1998     1997      1996
                                                                ----     ----      ----
Tax expense (benefit) at U.S. federal income tax rate......    $1,147    $(443)   $(2,992)
State income taxes (benefit), net of federal income tax
  benefit..................................................        66      (27)      (172)
Amortization of purchased goodwill.........................       803      893        842
Valuation allowance........................................        --       --        500
Other items, net...........................................       149      (13)        15
                                                               ------    -----    -------
     Reported income tax (benefit) expense.................    $2,165    $ 410    $(1,807)
                                                               ======    =====    =======

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company provided certain postretirement health care benefits to employees who retired with a minimum of 10 years of service and attained 60 years of age. The plan retirees are required to share in the cost of the benefit. During 1997, the consolidation of corporate staff and operations into one facility (see Note 2), together with other factors, resulted in the termination of numerous employees which significantly reduced the expected years of future service of those employees and the Company's corresponding liability for certain postretirement benefits. These terminations caused a decrease in the Company's postretirement obligation and generated a pretax gain of $1.0 million and $0.8 million which was recorded as a reduction in selling, general and administrative expenses as of June 30, 1998 and 1997 respectively. In addition, the Company amended its postretirement benefit plan effective January 1, 1997, and no longer provides such benefits to employees hired after January 1, 1997.

     At June 30, 1998 and 1997 the status of the plan consisted of the following (in thousands):

                                                                 1998      1997
                                                                 ----      ----
Retirees....................................................    $2,807    $4,448
Fully eligible active participants..........................        --        --
Other active participants...................................        --       860
                                                                ------    ------
Accumulated postretirement benefit obligation...............     2,807     5,308
Unrecognized net gain.......................................    _3,022     1,526
                                                                ------    ------
Accrued postretirement benefit liability....................    $5,829    $6,834
                                                                ======    ======

     Net periodic postretirement benefit costs for the years ended June 30, 1998, 1997 and 1996 included the following components (in thousands):

                                                                1998     1997    1996
                                                                ----     ----    ----
Service cost................................................    $  72    $190    $194
Interest cost...............................................      232     434     438
Unrecognized prior period gain..............................     (276)    (45)    (54)
                                                                -----    ----    ----
Total.......................................................    $  28    $579    $578
                                                                =====    ====    ====

     The discount rates used in determining the accumulated postretirement benefit obligation ("APBO") were 6.75% at and for the year ended June 30, 1998, 7.75% at and for the year ended June 30, 1997 and 7.5% at and for the year ended June 30, 1996. The assumed health care cost trend rate used in measuring the APBO

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(8) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS -- CONTINUED was 9.88% and graded down to 5.75% over 11 years at June 30, 1998, 9.8% and graded down to 5.75% over 11 years at June 30, 1997, and 10.0% and graded down to 5.5% over 12 years at June 30, 1996. If the current health care cost trend rate assumption was increased by one percent, the APBO as of June 30, 1998, would increase approximately $316,000, or 11.3%, while the periodic cost for the fiscal year ended June 30, 1998, would have increased approximately $38,000, or 12.5%.

(9) PENSION PLANS

     Prior to January 1, 1997, the Company had both a defined benefit and a defined contribution plan (the "Pension Plan") which covered substantially all domestic employees. The Company's funding policy was to contribute annually to the defined benefit plan the amount deductible for income tax purposes. No contributions were made in 1998, 1997 and 1996 to the defined benefit plan. The Company's matching contributions to the defined contribution plan were determined at the discretion of its Board of Directors. No matching contributions were made in 1998, 1997 or 1996 to the defined contribution plan.

     Effective January 1, 1997, amendments to the Company's Pension Plan were adopted, including the elimination of the accrual of future benefits under the plan. As a result of these amendments, and the corresponding remeasurement of the accumulated and projected benefit obligations under the plan, a pre-tax pension curtailment gain of $2.7 million as well as a pre-tax settlement gain of $0.5 million were recognized in income as a reduction in selling, general and administrative costs for the fiscal year ended June 30, 1997. During the fiscal year ended June 30, 1998, a pre-tax pension settlement gain of $0.4 million was recognized in income as a reduction in selling, general and administrative costs.

     Benefits under the Pension Plan are based on the employee's age, years of service, and the highest consecutive five-year average compensation.

     During the fiscal year end June 30, 1998, $9,000 of income was recognized in relation to the Pension Plan. Pension expense, including administrative costs, charged to the operations for the above-mentioned plan amounted to $370,000 and $903,000 in 1997 and 1996 respectively.

     Plan assets for the defined benefit plan consist of investments in common stock, real estate properties, fixed income securities, and short-term investments. Pension expense for the defined benefit plan in 1998, 1997 and 1996 was computed as follows (in thousands):

                                                              1998      1997       1996
                                                              ----      ----       ----
Service cost..............................................    $  --    $   299    $   616
Interest cost.............................................      187        546        820
Actual gain on plan assets................................     (104)      (495)    (1,434)
Net amortization and deferral.............................      (92)        20        901
                                                              -----    -------    -------
Net Periodic Pension expense/(income).....................       (9)       370        903
Settlement gain...........................................     (366)      (936)        --
Curtailment gain..........................................       --     (2,665)        --
                                                              -----    -------    -------
Total Pension Cost/(Gain).................................    $(375)   $(3,231)   $   903
                                                              =====    =======    =======

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(9) PENSION PLANS -- CONTINUED
     At June 30, 1998 and 1997 the funded status of the defined benefit plan was as follows (in thousands):

                                                                 1998      1997
                                                                 ----      ----
Actuarial present value of:
  Vested benefit obligations................................    $2,173    $2,457
  Nonvested benefit obligations.............................       151       573
                                                                ------    ------
  Accumulated benefit obligations...........................     2,324     3,030
                                                                ======    ======
Projected benefit obligations...............................     2,334     3,144
Plan assets at fair value...................................     1,047     2,562
                                                                ------    ------
Projected benefit obligations in excess of plan assets......     1,287       582
Unrecognized net gain.......................................       191     1,272
                                                                ------    ------
Total accrued pension obligations...........................    $1,478    $1,854
                                                                ======    ======

     For the period July 1, 1995 through March 1, 1996, the weighted average discount rate was 7.75% preretirement and 6% postretirement for those participating in the defined benefit plan on November 1, 1976, and 7.75% for all others. For any benefits accrued after March 1, 1996, the weighted average discount rate was 7.75% for both preretirement and postretirement for all plan participants. The discount rate used to calculate the projected benefit obligation at June 30, 1996 was decreased to 7.5%. The discount rate used to calculate the projected benefit obligation at June 30, 1997 was decreased to 7.0% for the period January 1, 1997 through June 30, 1997. The discount rate used to calculate the projected benefit obligation at June 30, 1998 was 7.75%. For Fiscal 1998, 1997 and 1996, the rate of increase in future compensation levels was 5.0% and the expected long-term rate of return on assets was 9.0%.

     Effective January 1, 1997, the Company has established a 401(k) savings plan for all of its eligible employees to replace the Pension Plan. Company contributions to the 401(k) plan for fiscal 1998 and 1997 were $211,312 and 117,174 respectively.

(10) NOTE RECEIVABLE AND OTHER RELATED PARTY TRANSACTIONS

     The Company incurred expenses of $2.0 million, $1.0 million and $1.0 million for the years ended June 30, 1998, 1997 and 1996 respectively related to the payment for management consulting services to certain investors of the Company.

     The Company has an inter company payable with its parent, FTD Corporation, of $2,575,000 and $2,109,000 at June 30, 1998 and 1997, respectively.

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

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                 (A WHOLLY OWNED SUBSIDIARY OF FTD CORPORATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

(12) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS):

               FISCAL 1998                    FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH QUARTER
               -----------                    -------------    --------------    -------------    --------------
Net revenue...............................       $35,544          $42,717           $42,523          $40,541
Income from operations....................         3,335              880             2,404            6,162
Net income (loss).........................           196           (2,133)              (40)           2,256
FISCAL 1997
Net revenue...............................       $37,020          $41,784           $47,991          $35,742
Income (loss) from operations.............         2,437            1,430             6,792              (82)
Net income (loss).........................          (523)          (1,154)            2,308           (2,292)

[KPMG LETTERHEAD]

           INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY INFORMATION

The Board of Directors
Florists' Transworld Delivery Inc.:

     We have audited and reported separately herein on the financial statements of Florists' Transworld Delivery, Inc. as of and for the years ended June 30, 1998 and 1997.

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

/s/ KPMG PEAT MARWICK LLP



Detroit, Michigan
August 28, 1998

                      FLORISTS' TRANSWORLD DELIVERY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                ADDITIONS
                                     -------------------------------    COLLECTION OF    UNCOLLECTIBLE
                                          BALANCE         CHARGED TO      ACCOUNTS       ACCOUNTS AND     BALANCE AT
                                       BEGINNING OF        COST AND      PREVIOUSLY        INVENTORY        END OF
                                          PERIOD           EXPENSES      WRITTEN OFF      WRITE OFFS        PERIOD
                                       ------------       ----------    -------------    -------------    ----------
YEAR 1998
Allowance for doubtful accounts
  (shown as deduction from Accounts
  Receivable in balance sheet).....       $2,211            $  511          $(47)           $  915          $1,854
Inventory valuation reserve
  (included in Inventories, net in
  balance sheet)...................       $1,705            $   --          $ --            $   30          $1,675
YEAR 1997
Allowance for doubtful accounts
  (shown as deduction from Accounts
  Receivable in balance sheet).....       $1,412            $1,105          $ 75            $  381          $2,211
Inventory valuation reserve
  (included in Inventories, net in
  balance sheet)...................       $  394            $1,363            --            $   52          $1,705
YEAR 1996
Allowance for doubtful accounts
  (shown as deduction from Accounts
  Receivable in balance sheet).....       $1,589            $  895          $ 80            $1,152          $1,412
Inventory valuation reserve
  (included in Inventories, net in
  balance sheet)...................       $  345            $1,325          $ --            $1,276          $  394

                               INDEX TO EXHIBITS

EXHIBIT                                                                      PAPER (P)
NUMBER                         DESCRIPTION OF DEBT                         ELECTRONIC (E)
-------                        -------------------                         --------------
 3.1       Restated Articles of Incorporation of the Registrant.
           (Incorporated by reference to Exhibit 3.1 of the
           Registrant's Registration Statement on Form S-1 (File No.
           33-88628) (the "FTDI S-1".)

 3.2 Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for fiscal year ended June 30, 1995 (the "FTDI 1995 Form
           10-K").)

 4.1 Indenture, dated as of December 1, 1994 (the "Indenture"), by and between the Registrant and First Trust of New York, National Association, as Trustee. (Incorporated by reference to Exhibit 4.1 of the FTDI S-1.)

 4.2       Supplemental Indenture, dated as of December 19, 1994.
           (Incorporated by reference to Exhibit 4.3 of the FTDI S-1.)

10.1       Credit Agreement, dated November 20, 1997, among the
           Registrant, Florists' Transworld Delivery Inc., the various lending institutions party thereto and The First National
           Bank of Chicago as Agent. (Incorporated by reference to Exhibit 10.1 of FTD Corporation's Registration Statement on
           Form S-1 (File No. 333-37303)(the "1997 FTD S-1").)

10.2       Pledge Agreement, dated November 20, 1997, by and among the
           Registrant, Florists' Transworld Delivery Inc., and The
           First National Bank of Chicago, as Agent. (Incorporated by reference to Exhibit 10.2 of the 1997 FTD S-1.)

10.3       Security Agreement, dated November 20, 1997, by and among
           FTD Corporation, the Registrant and The First National Bank of Chicago, as Agent. (Incorporated by reference to Exhibit
           10.3 of the 1997 FTD S-1.)

10.4* Consultation Agreement and Covenant Not to Compete, dated as of August 2, 1994, by and between the Registrant and John A.
           Borden. (Incorporated by reference to Exhibit 10.8 of the FTDI S-1.)

10.5 Mutual Support Agreement, dated as of December 18, 1994, by and between the Registrant and FTD Association.
           (Incorporated by reference to Exhibit 10.9 of the FTDI S-1.)

10.6       Supplement to Mutual Support Agreement, dated as of January
           11, 1996, by and between Florists' Transworld Delivery Inc., and FTD Association. (Incorporated by reference to Exhibit
           10.9 of FTD Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

10.7       Trademark Membership License Agreement, dated as of December
           18, 1994, by and between the Registrant and FTD Association.
           (Incorporated by reference to Exhibit 10.10 of the FTDI
           S-1.)

10.8 Securityholders' and Registration Rights Agreement, dated as of December 19, 1994, among the Registrant, FTD Corporation,
           BT Securities Corporation and Montgomery Securities.
           (Incorporated by reference to Exhibit 10.11 of the FTDI
           S-1.)

10.9 Tax Sharing Agreement, dated as of December 19, 1994, between the Registrant and FTD Corporation. (Incorporated by reference to Exhibit 10.12 of the FTDI S-1.)

10.10*     FTD Corporation 1994 Stock Award and Incentive Plan.
           (Incorporated by reference to Exhibit 10.14 of the FTD
           Corporation Registration Statement on Form S-1 (File No.
           33-91582).)

EXHIBIT                                                                      PAPER (P)
NUMBER                         DESCRIPTION OF DEBT                         ELECTRONIC (E)
-------                        -------------------                         --------------
10.12*     Letter dated August 18, 1998, regarding Norton employment
           arrangements.

10.13* Confidentiality and Non-Competition Agreement dated as of August 18, 1998 between the Registrant and Robert Norton.

10.14*     Form of Secured Promissory Note to be made by Robert Norton.

10.15* Description of Key Management Incentive Plan. (Incorporated by reference to Exhibit 10.b of the Registrant's Form 10-Q, filed March 31, 1997.)

10.16*     Promissory Note, dated June 30, 1997, made by Scott D.
           Levin. (Incorporated by reference to Exhibit 10.18 of FTD
           Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.)

21.1 Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of the FTDI 1995 Form 10-K.)

27         Financial Data Schedule.                                              E

-------------------------
- Management contract or compensatory plan arrangement required to be filed as an Exhibit to the Form 10-K.