Form 10-Q
period 1998-09-30
FLORISTS TRANSWORLD DELIVERY INC
filed 1998-11-06
CIK 935870

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                             Commission File Number
                                    33-88628
                                    --------
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

         As of October 28, 1998, there were outstanding 100 shares of the Registrant's common stock, par value $.01 per share, which is the only class of common stock of the Registrant.



                       FLORISTS' TRANSWORLD DELIVERY, INC.

                                      INDEX

                                                                                           PAGE
                                                                                           ----
Part I.    Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 1998
                      and June 30, 1998                                                      3

                  Condensed Consolidated Statements of Operations
                      for the Three Month periods Ended September 30, 1998 and 1997          4

                  Condensed Consolidated Statements of Cash Flows for the
                      Three Month periods Ended September 30, 1998 and 1997                  5

                  Notes to Consolidated Financial Statements                                 6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        8

Part II.   Other Information

     Item 1.      Legal Proceedings                                                          13
     Item 6.      Exhibits and Reports on Form 8-K                                           13

Signatures                                                                                   14

Exhibit Index                                                                                15


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                      FLORISTS' TRANSWORLD DELIVERY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                               SEPTEMBER 30,
                                                                                                  1998                 JUNE 30,
                 ASSETS                                                                        (UNAUDITED)               1998
                 ------                                                                       --------------        ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $ 8,762               $ 13,615
    Accounts receivable, less allowance for doubtful accounts
        of $1,834 at September 30, 1998 and  $1,854 at June 30, 1998                                 25,740                 24,104
    Inventories, principally finished goods, net                                                     13,590                 13,261
    Deferred income taxes                                                                             5,216                  5,216
    Other current assets                                                                              1,294                    857
                                                                                              --------------        ---------------
             TOTAL CURRENT ASSETS                                                                    54,602                 57,053

    Property and equipment, less accumulated depreciation
        of $30,861 at September 30, 1998 and $30,108 at June 30, 1998                                15,086                 15,693

OTHER ASSETS:
    Deferred financing costs, less accumulated amortization
        of $5,034 at September 30, 1998 and $4,861 at June 30, 1998                                   2,538                  2,711
    Other noncurrent assets                                                                           6,207                  4,244
    Goodwill and other intangibles, less accumulated amortization
        of $11,363 at September 30, 1998 and $10,599 at June 30, 1998                                74,021                 74,785
                                                                                              --------------        ---------------
             TOTAL OTHER ASSETS                                                                      82,766                 81,740
                                                                                              --------------        ---------------
             TOTAL ASSETS                                                                          $152,454               $154,486
                                                                                              ==============        ===============



                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                                $30,902               $ 32,438
    Members deposits and accrued member incentive programs                                           20,888                 24,009
    Other accrued liabilities                                                                        11,669                  7,329
                                                                                              --------------        ---------------
             TOTAL CURRENT LIABILITIES                                                               63,459                 63,776

Long-term debt                                                                                       58,235                 58,130
Post-retirement benefits, less current portion                                                        5,572                  5,572
Accrued pension obligations, less current portion                                                       497                    497
Deferred income taxes                                                                                   305                  1,225

STOCKHOLDERS' EQUITY:
    Common stock:
         Class A
         Class B
    Paid-in capital                                                                                  33,000                 33,000
    Accumulated deficit                                                                              (8,614)                (7,714)
                                                                                              --------------        ---------------
             TOTAL STOCKHOLDERS' EQUITY                                                              24,386                 25,286
                                                                                              --------------        ---------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $152,454               $154,486
                                                                                              ==============        ===============

See accompanying notes to consolidated financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)







                                                                                      Three Months
                                                                                          Ended
                                                                                      September 30,
                                                                         ----------------------------------------
                                                                              1998                     1997
                                                                         ---------------           --------------
                                                                                     (In thousands)
REVENUES:
    Technology products and services                                            $25,576                  $22,257
    Marketplace and Other                                                        14,853                   13,287
                                                                         ---------------           --------------

          Total revenues                                                         40,429                   35,544

COSTS:
    Technology products and services                                              5,145                    4,193
    Marketplace and Other                                                        10,223                    8,728
                                                                         ---------------           --------------

          Total cost of goods sold and services
               provided                                                          15,368                   12,921

    Selling, general and administrative expense                                  24,517                   19,287
                                                                         ---------------           --------------

          Income from operations                                                    544                    3,336

OTHER INCOME AND EXPENSES:
    Interest income                                                                (175)                    (327)
    Interest expense                                                              2,378                    3,003
                                                                         ---------------           --------------

          Total other income and expenses                                         2,203                    2,676
                                                                         ---------------           --------------

          Income (loss) before income tax expense                                (1,659)                     660


Income tax expense (benefit)                                                       (817)                     464
                                                                         ---------------           --------------


          Net income (loss)                                                       ($842)                    $196
                                                                         ===============           ==============



See accompanying notes to consolidated financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)






                                                                                          Three Months
                                                                                             Ended
                                                                                         September 30,
                                                                      -----------------------------------------------------
                                                                             1998                             1997
                                                                      --------------------            ---------------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash used in operating activities                                       ($2,204)                         ($4,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures, net                                                    (2,591)                             (62)
                                                                      --------------------            ---------------------
            Net cash used in investing activities                                  (2,591)                             (62)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments of long-term debt                                                      -                           (2,230)
                                                                      --------------------            ---------------------
            Net cash used in financing activities                                       -                           (2,230)

      Effect of exchange rate changes on cash                                         (58)                               3
                                                                      --------------------            ---------------------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                             (4,853)                          (6,896)

CASH AND CASH EQUIVALENTS:
      BEGINNING OF PERIOD                                                          13,615                           28,294
                                                                      --------------------            ---------------------
      END OF PERIOD                                                                $8,762                          $21,398
                                                                      ====================            =====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
            Interest paid                                                           $   -                             $554
                                                                      ====================            =====================

            Income taxes paid                                                         $19                              $44
                                                                      ====================            =====================



See accompanying notes to consolidated financial statements.

                       FLORISTS' TRANSWORLD DELIVERY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements as of and for the three month period ended September 30, 1998, include the accounts of Florists' Transworld Delivery, Inc. (the "Company" or "FTD"). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited consolidated financial statements and notes for the year ended June 30, 1998. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. In the opinion of FTD management, all adjustments necessary for a fair presentation of the financial position and results of operations have been included (and any such adjustments are of a normal, recurring nature, except as disclosed herein). Due to seasonal variations in FTD's business, operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that might be expected for the year ended June 30, 1999.

         As a result of adopting Statement of Financial Accounting Standards ("SFAS") No. 131, (see Note 6. Segment Information), significant changes were made to the classification of accounts for the three month period ended September 30, 1998. In evaluating the costs associated with the two business segments, several items which were previously reported as costs of goods sold in the September 30, 1997 condensed consolidated financial statements have been reclassified to conform to the current year presentation as selling, general and administrative expenses.

Note 2.  Revenues from Sale of the Floral Selections Guide ("FSG")

         Effective with the 1999 fiscal year, as a condition of FTD affiliation, all FTD Florists must purchase a FSG and related workbook. The purchase of such FSG entitles the FTD Florist to a non-exclusive, non-transferable right for on premises use of the FSG for as long as the purchaser remains an FTD Florist in good standing. In the three month period ended September 30, 1998, revenue from such FSG sales totaled $2.5 million. In prior periods, FTD offered a product guide for sale to its members on an optional basis. This predecessor guide was published on a two year cycle, with updates throughout the cycle. Accordingly such revenue was previously recognized ratably over the two year cycle. Revenue from the predecessor guide during the three month period ended September 30, 1997, was $0.2 million.

Note 3.  Comprehensive Income

         The Financial Accounting Standards Board ("FASB") issued, SFAS No. 130, "Reporting Comprehensive Income" in June 1997. Effective July 1, 1998 the Company adopted this Statement. This Statement requires that the Company disclose non-owner changes in equity which are not included in net income
(loss).

         During the three month periods ended September 30, 1998 and 1997, the Company engaged in transactions involving foreign currency which did not have a material effect in the calculation of comprehensive income. Accumulated comprehensive income (loss) at September 30, 1998 and 1997 was ($0.9) million and $0.2 million respectively.

Note 4.  Segment Information

         The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in February 1998. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. Effective July 1, 1998 the Company adopted this Statement.

         As a result of adopting this Statement, the Company has identified two reportable business segments which are evaluated regularly by management in deciding how to allocate resources and in assessing performance. These business segments include Technology products and services and Marketplace and Other.

         Technology products and services consists of technology based products and services offered to our customers. This includes the Company's Mercury/Advantage equipment, Mercury Network, Clearinghouse, Direct
Access (1-800-SEND-FTD), Flowers After Hours, FTD Florists' Online Internet site (www.ftd.com), Publications, Credit Card processing, and Interflora. Marketplace and Other consists of floral related products and greeting cards offered to our customers for resale as well as other miscellaneous income items.

         The Company's accounting policies for segments are the same as those described in Note 1, Basis of Presentation.

         The Company does not have any material long-lived assets attributable to the reportable business segments. The long-lived assets held by the Company are for general corporate use.

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

         FTD generates its revenue from two principal areas of operation. These areas have been identified as Technology products and services and Marketplace and Other.

             Technology products and services consists primarily of:

         - Mercury/Advantage equipment sales which includes both sales and leases of hardware and software to FTD Florists.

         - Mercury Network which is FTD's proprietary telecommunications network used by florists to transmit orders through FTD or through competing clearinghouses.

         - Clearinghouse, which provides order billing and collection services to both the sending and receiving florists, for which FTD receives a percentage of the sales price for the service.

         - Direct Access revenue which is derived from the 1-800-SEND-FTD direct marketing business.

         - Flowers After Hours which is FTD's call forwarding service whereby participating florists receive various types of orders and messages such as consumer or florist to florist, for a fee paid per transaction.

         - FTD Florists' Online Internet site (www.ftd.com) which generates revenue from consumer orders as well as the set-up and maintenance of florists web sites.

         - Publications which consists of the FTD Directory published on a quarterly basis on CD ROM as well as paper book.

         - Credit Card processing which is a service offered to participating FTD Florists whereby FTD pools the credit card transactions of such Florists to secure more favorable terms on credit card transactions than the FTD Florists could secure individually.

         - Interflora, Inc. is a joint venture between FTD, Fleurop-Interflora and the Interflora British Unit. The joint venture provides a floral services organization with non-FTD member florists to enable florists to transmit and receive orders outside the Americas.

         The Marketplace and Other segment primarily represents FTD's wholesale distribution of hardgoods, including greeting cards, to retail florists in North America.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997.

         During the three month period ended September 30, 1998, the Company made significant changes in the classification of accounts amongst cost of goods sold and services provided and selling, general and administrative expenses. Prior year balances have been reclassified to conform to the current year presentation.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 1998, compared with the three month period ended September 30, 1997.

         Revenue increased by $4.9 million, or 13.8%, to $40.4 million for the three month period ended September 30, 1998 compared to $35.5 million for the three month period ended September 30, 1997. This increase in revenue was primarily the result of increases in both of the Company's business segments.

         Technology products and services segment revenue increased by $3.3 million, or 14.8%, to $25.6 million for the three months ended September 30, 1998 compared to $22.3 million for the three months ended September 30, 1997. This increase is primarily due to the net result of increases in Clearinghouse, Direct Access and Credit Cards offset in part by a decrease in Mercury Network.

         Marketplace and Other segment revenue increased by $1.6 million, or 12.0%, to $14.9 million for the three month period ended September 30, 1998 compared to $13.3 million for the three month period ended September 30, 1997. The increase from the prior year was the result of increases in the sale of Renaissance Greeting Cards products and the sale of a newly published Floral Selections Guide ("FSG") to all FTD Florists (See Note 2. Revenues from the
Sale of the Floral Selections Guide). These revenue increases were partially offset by lower sales of Marketplace products. Marketplace and Other revenue was 36.9% and 37.5% of total revenue for the three months ended September 30, 1998 and 1997, respectively.

         The costs associated with Technology products and services increased $0.9 million, or 21.4% to $5.1 million for the three month period ended September 30, 1998 compared to $4.2 million for the three month period ended September 30, 1997. This increase is primarily due to increased costs associated with Mercury Network operations, Direct Access, and Flowers After Hours.

         The costs associated with Marketplace and Other increased $1.5 million, or 17.2%, to $10.2 million for the three month period ended September 30, 1998, compared to $8.7 million for the three month period ended September 30, 1997. This increase is primarily due to the production costs associated with the new FSG offset in part, by a decrease in Marketplace product costs as a result of lower Marketplace sales.

         As a percent of revenue, cost of goods sold and services provided increased slightly to 38.1% for the three month period ended September 30, 1998 from 36.3% for the three month period ended September 30, 1997. This is primarily due to lower Marketplace and Other gross margins.

         Selling, general and administrative expenses increased $5.2 million, or 26.9%, to $24.5 million for the three month period ended September 30, 1998 from $19.3 million for the three month period ended September 30, 1997. This is primarily due to FTD's increased costs associated with national advertising and the FTD Dollars & Scents TM promotional program as well as increases in other general and administrative expenses in comparison to the previous three months ended September 30, 1997.

         Net interest expense for the three month period ended September 30, 1998 was $2.2 million as compared to $2.7 million for the three month period ended September 30, 1997. The decrease of $0.5 million resulted from lower average debt outstanding as of September 30, 1998.

         Income taxes for the three month period ended September 30, 1998 was a benefit of $0.8 million compared to $0.5 million of income tax expense for the comparable three month period ended September 30, 1997. The change resulted from the decrease in taxable income.

         Net loss for the three month period ended September 30, 1998 was $0.8 million, a decrease of $1.0 million compared to net income of $0.2 million for the three month period ended September 30, 1997. The change is attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         Interest payments on the Company's $60.0 million aggregate principal amount of 14% Senior Subordinated Notes due December 15, 2001 (the "Notes"), registered under the Securities Act of 1933, as amended (the "Securities Act") and interest payments under the Company's $100 million Credit Agreement dated November 20, 1997 with First Chicago Capital Markets Inc. (the "Bank Credit Facilities") represent significant liquidity requirements for FTD. The Company has entered into interest rate swap agreements for a notional amount of $25.0 million to minimize its exposure to interest rate movements. Borrowings available under the Bank Credit Facilities consist of a $50.0 million Multiple Draw Term Loan Facility and a $50.0 million Revolving Credit Facility to finance working capital, acquisitions, certain expenses associated with the Bank Credit Facilities and letter of credit needs. At September 30, 1998, the Company did not have any borrowings outstanding under the Bank Credit Facilities. Any loan outstanding under the Bank Credit Facilities will mature on December 31, 2003. The Company believes, based on current circumstances, that its cash flow, together with borrowings under the Bank Credit Facilities, will be sufficient to fund its working capital needs, capital expenditures, potential acquisitions and to make interest and principal payments as they become due under the terms of the Notes and the Bank Credit Facilities.

         As of September 30, 1998, the Company is in compliance with the covenants of their debt agreement.

         In addition to its debt service obligations, FTD's remaining liquidity demands are primarily for capital expenditures and working capital needs. FTD's expected capital expenditures for fiscal 1999 are estimated to be in the range of $5.0 to $7.0 million and will primarily be used for new computer software and related information technology purchases. For the three month period ended September 30, 1998, FTD's net capital expenditures were $2.6 million relating primarily to the development and implementation of a new software package, Mercury Wings computer hardware and furniture and equipment. The Company believes that cash flow from operations, together with borrowings available under the Bank credit facilities, will be sufficient to fund anticipated capital expenditures and working capital needs.

         For the three month period ended September 30, 1998, FTD used cash in the amount of $4.9 million, as compared to cash used of $6.9 million for the three month period ended September 30, 1997.

         Cash used in operating activities was $2.2 million for the three month period ended September 30, 1998, compared to $4.6 million for the three month period ended September 30, 1997. Depreciation and amortization was $1.7 million for the three month period ended September 30, 1998 and $3.3 million for the three month period ended September 30, 1997. The decrease in cash used in operating activities from the comparable period of the prior year is primarily due to an increase in other accrued liabilities, unearned income and members deposits offset in part by a decrease in accrued member incentives.

          Cash used in investing activities, consisting of capital expenditures net of disposal of assets, was $2.6 million for the three month period ended September 30, 1998 and $62 thousand for the three month period ended September 30, 1997.

         During the three month period ended September 30, 1998, no repayments on long-term debt were made as compared to repayments of $2.2 million for the three month period ended September 30, 1997. This resulted in a decrease in cash used in financing activities of $2.2 million from the comparable period of the prior year.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems and has identified the systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue may also affect the systems and applications of the Company's vendors or customers. The Company has identified certain systems which are considered "mission critical" and has developed a plan for converting our computer system for Year 2000 compliance. As of September 30, 1998, FTD has contracted with an outside consulting firm which has assisted FTD in the evaluation and selection of a compatible software package based on FTD's system requirements. FTD is currently in the implementation and training process for this new software package and expects the project to be completed by June 30, 1999. This new software package will allow the Company to improve its execution and efficiency in recording financial and operational information in addition to providing a solution to the Year 2000 issue with respect to the Company's internal computer systems.

         As part of the Company's Year 2000 compliance efforts, the Company's plan includes contacting customers and third parties whose business interruption could have a significant impact on FTD's business. The Company has not completed its assessment of the Year 2000 issue as it relates to these customers and third party vendors. However, it should be noted that the Company has over 20,000 customers none of which individually accounts for a material portion of the Company's revenues or profits. As it relates to vendors and suppliers, the Company's plan includes contacting key third parties, including financial institutions and communication and transportation providers with whom the Company does business to address the compatibility of systems. The Company does not have any reason to believe that these third parties will suffer a business interruption as a result of the Year 2000 Issue.

         As it relates to customers, the Company has included in its Year 2000 compliance efforts FTD products such as Mercury 2000 and 3000 terminals, Mercury Interface Box and Advantage (Solaris and SCO) computer systems. The Company is well along in its efforts to test these systems and to remedy them, if necessary. The Company believes, based on testing to date, that the Mercury 2000 and 3000 terminals, as well as the Mercury Interface Box, are already Year 2000 compliant. The Advantage (Solaris and SCO) systems are in testing and necessary changes are expected to be in release 6.3, which is scheduled to be available in May, 1999.

         In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by FTD as Year 2000 complaint, the Company will use commercially reasonable efforts to repair the affected portion of the service or product.

         The economy in general may be adversely affected by risks associated with the Year 2000 issue. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by other parties with whom the Company does business, are not Year 2000 compliant in time. There can be no assurance that these third party systems will continue to properly function and interface and will otherwise be Year 2000 compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company.

         During the implementation of the new enterprise software package, the Company will incur internal staff costs as well as consulting and other costs. The total estimated cost to complete the project over the next 9 to 15 months is expected to range between $10.0 and $12.0 million of which approximately $6.0 to $10.0 million of these expenditures are expected to be capital expenditures. The capitalized items include the costs related to hardware, software and other external direct costs of material and services consumed in developing the internal-use enterprise software. If the Company is unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to be material in terms of the Company's business, financial condition and results of operations. As of September 30, 1998, all scheduled implementation dates have been met, and the Company continues to anticipate the implementation to be completed by June 30, 1999. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance.

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



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          FTD is involved in various lawsuits and matters arising in the normal course of business. In the opinion of the management of FTD, although the outcomes of these claims and suits are uncertain, they should not have a material adverse effect on FTD's financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

Exhibit No.            Description

         27          Financial Data Schedule

  (b)    Reports on Form 8-K

         FTD did not file any reports on Form 8-K during the three month period ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 6th day of November, 1998.


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